Form 10-Q
period 2025-03-31
MIFFLINBURG BANCORP INC
filed 2025-05-15
CIK 779227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to                       .

Commission File No. 333-284191

Mifflinburg Bancorp, Inc.

(Exact name of Registrant as specified in its Charter)

Pennsylvania	23-2362874
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 East Chestnut Street Mifflinburg, PA	17844
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (570) 966-1041

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 15, 2025, the registrant had 1,858,536 shares of voting common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Mifflinburg Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2025	2024 *
Assets
Cash and due from banks	$5,929	$4,580
Interest-bearing demand deposits	4,277	3,213
Federal funds sold	2,793	1,386

Total cash and cash equivalents	12,999	9,179

Interest-bearing time deposits	9,389	10,369
Debt securities available-for-sale, at fair value	110,869	116,053
Marketable equity securities, at fair value	275	268
Restricted investments in bank stock, at cost	2,026	2,300

Loans held for sale	234	-

Loans	449,448	436,339
Allowance for credit losses	(4,451)	(4,379)

Loans, net	444,997	431,960

Premises and equipment, net	8,061	8,251
Accrued interest receivable	2,032	1,804
Other real estate owned	77	-
Bank owned life insurance	13,029	12,966
Net deferred tax asset	2,100	2,247
Other assets	1,811	1,305

Total Assets	$607,899	$596,702

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing deposits	$77,570	$69,746
Interest-bearing deposits	428,870	419,783

Total deposits	506,440	489,529

Repurchase agreements	1,880	1,143
Federal Home Loan Bank advances	34,001	43,050
Accrued interest payable	1,904	1,736
Other liabilities	5,309	5,327

Total Liabilities	549,534	540,785
Commitments and Contingencies

Redeemable Common Stock Held By Employee Stock Ownership Plan	1,802	1,877

Stockholders' Equity
Common stock, par value $1.00 per share; authorized 5,000,000 shares; issued 2,160,000 shares; outstanding 1,858,536 shares as of March 31, 2025 and December 31, 2024	2,160	2,160
Capital surplus	1,899	1,899
Retained earnings	65,819	64,013
Accumulated other comprehensive loss	(3,782)	(4,424)
Treasury stock, at cost: 2025: 301,464 shares; 2024: 301,464 shares	(7,731)	(7,731)

Total Stockholders' Equity	58,365	55,917

Less maximum cash obligation to ESOP shares	1,802	1,877
Total Stockholders’ Equity Less Maximum Cash Obligations Related to ESOP Shares	56,563	54,040

Total Liabilities and Stockholders' Equity	$607,899	$596,702

See accompanying notes to consolidated financial statements

* Derived from consolidated audited financial statements

Mifflinburg Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Interest and Dividend Income
Interest and fees on loans	$6,407	$5,167
Interest-bearing deposits in banks	116	146
Federal funds sold	6	8
Securities:
Taxable	531	473
Tax-exempt	295	306
Dividends	48	47

Total Interest and Dividend Income	7,403	6,147

Interest Expense
Deposits	2,218	2,030
Federal Home Loan Bank advances	442	171
Other borrowings	1	116

Total Interest Expense	2,661	2,317

Net Interest Income	4,742	3,830

Provision for credit losses	7	-

Net Interest Income after provision for credit losses	4,735	3,830

Noninterest Income
Service charges on deposit accounts	131	105
ATM fees and debit card income	183	181
Mortgage banking revenue	42	77
Commissions from investment product sales	48	30
Gain on sale of premises	52	-
Net marketable equity security gain	7	51
Earnings on bank owned life insurance	63	64
Other	59	65

Total Noninterest Income	585	573

Noninterest Expense
Salaries and employee benefits	1,795	1,750
Net occupancy and equipment expense	302	299
Loss on sale of other real estate owned	-	6
Data processing fees	177	172
Pennsylvania shares tax	114	106
Professional fees	46	49
Advertising expense	31	34
FDIC deposit insurance	67	63
Merger expenses	163	-
Other	400	337

Total Noninterest Expense	3,095	2,816

Income Before Income Taxes	2,225	1,587

Income Taxes	419	231

Net Income	$1,806	$1,356

Earnings Per Share - Basic and Diluted	$0.97	$0.73

See accompanying notes to consolidated financial statements.

Mifflinburg Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net Income	$1,806	$1,356

Other Comprehensive Income

Unrealized holding gains (losses) on debt securities available-for-sale, net of income taxes of $170 and ($160), respectively	642	(602)

Other comprehensive income (loss)	642	(602)

Total Comprehensive Income	$2,448	$754

See accompanying notes to consolidated financial statements.

Mifflinburg Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

				Accumulated Other		Maximum Cash Obligation
	Common Stock	Capital Surplus	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Related to ESOP Shares	Total
Balance, December 31, 2023	$2,160	$1,899	$62,227	$(3,769)	$(7,731)	$(1,764)	$53,022

Net income	-	-	1,356	-	-	-	1,356
Other comprehensive loss	-	-	-	(602)	-	-	(602)
Change related to ESOP shares	-	-	-	-	-	(105)	(105)
Balance, March 31, 2024	$2,160	$1,899	$63,583	$(4,371)	$(7,731)	$(1,869)	$53,671

				Accumulated Other		Maximum Cash Obligation
	Common Stock	Capital Surplus	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Related to ESOP Shares	Total
Balance, December 31, 2024	$2,160	$1,899	$64,013	$(4,424)	$(7,731)	$(1,877)	$54,040

Net income	-	-	1,806	-	-	-	1,806
Other comprehensive income	-	-	-	642	-	-	642
Change related to ESOP shares	-	-	-	-	-	75	75
Balance, March 31, 2025	$2,160	$1,899	$65,819	$(3,782)	$(7,731)	$(1,802)	$56,563

See accompanying notes to consolidated financial statements.

Mifflinburg Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
Cash Flows from Operating Activities	2025	2024
Net income	$1,806	$1,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	120	116
Net accretion of discounts and premiums on securities	(110)	(62)
Deferred income tax (benefit) expense	(23)	9
Provision for credit losses	7	-
Increase in accrued interest receivable	(228)	(195)
Increase in accrued interest payable	168	69
Increase in cash surrender value of bank owned life insurance	(63)	(64)
Net marketable equity security gains	(7)	(51)
Origination of loans held for sale	(708)	(1,858)
Proceeds from loans sold	483	1,666
Gain on sale of loans	(9)	(36)
Gains on disposition of premises and equipment	(52)	-
Loss on sale of foreclosed real estate	-	6
Change in other assets and liabilities, net	(460)	(463)

Net Cash Provided by Operating Activities	924	493

Cash Flows from Investing Activities
Debt securities available-for-sale:
Proceeds from paydowns, maturities and calls	6,105	758
Net increase in loans	(13,184)	(6,602)
Decrease of interest-bearing time deposits	980	1,482
Decrease (increase) in restricted investments in bank stock	274	(370)
Proceeds from sale of premises and equipment	122	-
Proceeds from sale of foreclosed real estate	-	50
Purchases of premises and equipment	-	(149)

Net Cash Used in Investing Activities	(5,703)	(4,831)

Cash Flows from Financing Activities
Increase (decrease) in deposits	16,911	(5,660)
Proceeds from Federal Home Loan Bank advances	-	5,344
Repayment of Federal Home Loan Bank advances and Federal Funds Purchased	(9,049)	(1,585)
Increase in repurchase agreements	737	499

Net Cash Provided by (Used in) Financing Activities	8,599	(1,402)

Net increase (decrease) in cash and cash equivalents	3,820	(5,740)

Cash and Cash Equivalents, Beginning of Year	9,179	12,206

Cash and Cash Equivalents, End of Year	$12,999	$6,466

Supplementary Cash Flows Information
Interest paid	$2,492	$2,248
Supplementary Disclosure of Noncash Transactions
Other real estate acquired in settlement of loans	$77	$-
Increase (decrease) in maximum cash obligation related to ESOP shares	$75	$(105)

See accompanying notes to consolidated financial statements.

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

1.         Description of Business and Summary of Significant Accounting Policies

Mifflinburg Bancorp, Inc. (the Bancorp) is a Pennsylvania Corporation organized as the holding company of Mifflinburg Bank and Trust Company (the Bank) (collectively, the "Company"). The Bank is a state chartered commercial bank located in Mifflinburg, Pennsylvania, whose principal sources of revenues are derived from its commercial, mortgage, residential real estate, and consumer loan financing as well as a variety of deposit services provided to customers serviced by its seven offices. Milestone Insurance Services, LLC (Milestone) was formed in 2003 and is a wholly owned subsidiary of the Bank. Milestone is licensed to sell title insurance. The Bancorp is supervised by the Board of Governors of the Federal Reserve System while the Bank is subject to regulation and supervision by the Federal Deposit Insurance Company and the Pennsylvania Department of Banking and Securities.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim reporting and with applicable quarterly reporting regulations fo the U.S. Securities and Exchange Commission ("SEC").  They do not include all of the information and notes required by GAAP for complete financial statements.  As such, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, included in the Company's Special Financial Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K").

Application of the principles of GAAP and practices within the banking industry requires management to make estimates, assumptions and judgements that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions and judgements.  Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgements and as such may have a greater possibility of producing results that could be materially different than originally reported.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses on loans.

The results of operations for the three-month period ended March 31, 2025, is not necessarily indicative of results of operations for the full year or any other interim period.  The Company's significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the 2024 Form 10-K.  There have been no significant changes to the application of significant accounting policies since December 31, 2024.

Certain items in the prior period financial statement have been reclassified to conform to the current presentation.  These reclassifications had no effect on prior year net income or stockholder's equity.

The accounting policies followed by the Bancorp and the Bank and the methods of applying these policies conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. All significant intercompany accounts and transactions between the Company and its subsidiary have been eliminated.  The accompanying interim period financial statements are unaudited; however, in the opinion of the Company's management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements have been included.

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Common stock held by ESOP

The Company classifies equity securities as temporary equity if those securities are redeemable at the option of the holder or upon the occurrence of an event not solely within the issuer control. Thus, shares of common stock held by an ESOP, whether non-leveraged or leveraged, that are redeemable at the option of the participant must be classified within temporary equity and classified as Redeemable Common Stock Held By Employee Stock Ownership Plan. Changes in the value of the redeemable ESOP shares are recognized in the Maximum Cash Obligation Related to ESOP shares as a component of stockholders’ equity.

The Company’s maximum cash obligations related to these shares is classified outside stockholders’ equity because the shares are not readily traded and could be put to the Company for cash.

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

2.         Securities

The amortized cost and fair value of debt securities available-for-sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows (in thousands):

	March 31, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury	$2,198	$22	$(1)	$2,219	$2,194	$9	$(1)	$2,202
U.S. government agencies	21,889	44	(244)	21,689	25,865	11	(427)	25,449
Taxable state and municipal	6,139	-	(436)	5,703	6,142	-	(511)	5,631
Tax exempt state and municipal	55,011	2	(3,655)	51,358	55,696	3	(3,903)	51,796
U.S. government sponsored enterprise mortgage-backed	26,888	83	(482)	26,489	27,723	31	(656)	27,098
Corporate	3,533	-	(122)	3,411	4,034	-	(157)	3,877

Total debt securities available-for-sale	$115,658	$151	$(4,940)	$110,869	$121,654	$54	$(5,655)	$116,053

Accrued interest receivable on available-for-sale securities totaled $700,000 and $620,000 at  March 31, 2025 and December 31, 2024, respectively and is included in Accrued Interest Receivable on Consolidated Balance Sheets. Amount was excluded from the estimate of credit losses.

The deferred tax asset for the net unrealized loss on securities available for sale was $1,006,000 as of March 31, 2025 and $1,176,000 as of December 31, 2024.  The deferred tax asset is included in net deferred tax asset on the Consolidated Balance Sheets.

The amortized cost and estimated fair value of debt securities available-for-sale at March 31, 2025, by expected maturity for mortgage-backed securities and debt securities with call features and by contractual maturity for all other securities, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Fair
	Cost	Value

Due in one year or less	$14,021	$13,853
Due after one year through five years	67,696	66,143
Due after five years through ten years	29,855	27,356
Due after ten years	4,086	3,517

Total	$115,658	$110,869

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following tables show the Company's debt securities available-for-sale gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of  March 31, 2025 and December 31, 2024 (in thousands):

March 31, 2025	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury	$-	$-	$249	$1	$249	$1
U.S. government agencies	9,879	107	6,197	137	16,076	244
Taxable state and municipal	-	-	5,703	436	5,703	436
Tax-exempt state and municipal	5,872	64	43,729	3,591	49,601	3,655
U.S. government sponsored enterprise mortgage-backed	8,635	74	9,285	408	17,920	482
Corporate	499	1	2,912	121	3,411	122

Total debt securities available-for-sale	$24,885	$246	$68,075	$4,694	$92,960	$4,940

December 31, 2024	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury	$-	$-	$248	$1	$248	$1
U.S. government agencies	11,650	235	10,169	192	21,819	427
Taxable state and municipal	-	-	5,631	511	5,631	511
Tax-exempt state and municipal	6,646	96	43,673	3,807	50,319	3,903
U.S. government sponsored enterprise mortgage-backed	11,450	140	9,492	516	20,942	656
Corporate	498	-	3,379	157	3,877	157

Total debt securities available-for-sale	$30,244	$471	$72,592	$5,184	$102,836	$5,655

At March 31, 2025, the $246,000 unrealized loss (less than 12 months) was attributed to 35 different securities. The $4,694,000 unrealized loss (12 months or more) was attributed to 183 securities. At December 31, 2024, the $471,000 unrealized loss (less than 12 months) was attributed to 42 different securities. The $5,184,000 unrealized loss (12 months or more) was attributed to 192 securities. None of the unrealized losses are individually significant. Management believes, based upon an evaluation of the issuers of the debt securities, that the unrealized losses on debt securities were the result of fluctuations in market interest rates subsequent to purchase and not a result of credit risk. Management has the intent and ability to hold investments and does not believe it will have to sell the securities until the earlier of maturity or market price recovery.

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no Allowance for Credit Loss on securities available for sale was recorded as of  March 31, 2025 and December 31, 2024. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions.

The Company did not sell or recognize any gain or loss for any securities for the three months ended March 31, 2025 or 2024.

Securities with a carrying value of $71,222,000 and $73,585,000 at  March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes as required by law.

As of  March 31, 2025 and December 31, 2024, the Company had $275,000 and $268,000, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three months ended March 31, 2025 and 2024 (in thousands):

	2025	2024
Net change in the unrealized gains and losses recognized during the period on marketable equity securities	$7	$51
Add: Net realized gains recognized on marketable equity securities sold during the period	-	-

Net gain recognized in net income during the period on marketable equity securities still held at the reporting date	$7	$51

Restricted Investments in Bank Stock

Restricted investments in bank stock represent required investments in the common stock of correspondent banks and consist of common stock of the Federal Home Loan Bank of Pittsburgh (FHLB) of $1,981,000 and $2,255,000 at  March 31, 2025 and December 31, 2024, respectively, and other correspondent banks of $45,000 at  March 31, 2025 and December 31, 2024. As a member of the FHLB, the Bank is required to maintain an investment in FHLB stock based on mortgage loans, advances and other criteria. As no active market exists for this stock, it is carried at cost. All FHLB stock is pledged as collateral for FHLB advances. The Company evaluated its holding of FHLB stock for impairment and deemed the stock to not be impaired at  March 31, 2025 and  December 31, 2024 . In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based upon review of financial information the FHLB has made publicly available.

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

3.         Loans and Other Real Estate Owned ("OREO")

Major categories of loans are summarized as follows as of March 31, 2025 and December 31, 2024 (in thousands):

	2025	2024

Commercial	$97,049	$87,990
Commercial real estate	217,678	212,595
Residential mortgage	120,597	121,345
Home equity	6,978	7,186
Consumer, automobile	6,832	6,516
Consumer, other	1,169	1,526

	450,303	437,158
Less: net deferred loan fees	(855)	(819)

Total loans net of deferred loan fees	449,448	436,339

Less: allowance for credit losses	(4,451)	(4,379)

Net Loans	$444,997	$431,960

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for loans, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $1,326,000 and $1,179,000 at  March 31, 2025 and December 31, 2024, respectively, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

Other Real Estate Owned

Foreclosed assets held for sale consist of real estate acquired in settlement of foreclosed loans and is initially recorded at fair value less estimated costs to sell at the time of transfer from loans to foreclosed, establishing a new cost basis. Subsequent to the transfer, foreclosed assets are carried at the lower of the adjusted cost or fair value less costs to sell. Additional write-downs are charged against operating expenses. Costs related to the acquisition and holding of foreclosed assets are charged to operations when incurred. The fair value of real estate acquired through foreclosure is generally determined by reference to an outside appraisal. The Company held $77,000 in foreclosed assets as of March 31, 2025. The Company did not hold any foreclosed assets as of December 31, 2024.  At March 31, 2025 there were no loans in the process of foreclosure. There was one residential loan in the amount of $75,000 in the process of foreclosure as of December 31, 2024.

Mortgage Servicing

The Company retains the servicing rights on certain mortgage loans sold to the FHLB and Fannie Mae and receives mortgage banking fee income based upon the principal balance outstanding. The mortgage servicing rights recorded as an asset are not material. Total loans serviced for the FHLB and Fannie Mae amounted to $54,276,000 and $54,863,000 at  March 31, 2025 and December 31, 2024, respectively. These mortgage loans sold and serviced by the Company are not reflected in the Company’s Consolidated Balance Sheets.

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

4.         Allowance for Credit Losses

Credit Quality Indicators

A Loan Risk Rating Grading System has been developed and is being utilized to categorize loans with similar characteristics. There are six (6) “Pass” Ratings and the standard “Classified” Watchlist Ratings. The loans are assessed based upon the information in the Loan Committee Package and a lender identified score. Further, any reassessment would be performed when the annual loan review is performed or when the loan account exhibits signs of financial difficulty or improvement. The definition of each Loan Risk Rating is outlined below:

Pass (Grades 1-6) – These loans are to customers with credit quality ranging from an acceptable to very high quality and are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

Special Mention (Grade 7) – This loan grade is in accordance with regulatory guidance and includes loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

Substandard (Grade 8) – This loan grade is in accordance with regulatory guidance and includes loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful (Grade 9) – This loan grade is in accordance with regulatory guidance and includes loans that have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Loss (Grade 10) – This loan grade is in accordance with regulatory guidance and includes loans that are considered uncollectible, or of such value that continuance as an asset is not warranted.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay the loan as agreed, the Company’s loan rating process includes several layers of internal and external oversight. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial, agricultural and state and political relationships over $500,000 are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Company engages an external consultant on an annual basis to: 1) review a minimum of 50% of the dollar volume of the commercial and agricultural loan portfolios, including 2) review of a sample of existing or new credit relationships with aggregate commitments greater than or equal to $1.0 million, 3) review a sample of loan relationships which are over 90 days past due, or classified Special Mention, Substandard, Doubtful, or Loss, 4) review a sample of borrowings extended to directors or executive officers, including any new borrowings made in the last year, and 5) review of other loans which management may deem appropriate.

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2025 and December 31, 2024 (in thousands):

	Term Loans by Year of Origination
March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total

Commercial
Pass	$949	$7,035	$3,102	$5,841	$14,119	$7,995	$56,237	$95,278
Special Mention	-	55	361	-	-	450	905	1,771
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial – Total	949	7,090	3,463	5,841	14,119	8,445	57,142	97,049

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Commercial Real Estate
Pass	17,779	44,579	32,865	26,254	33,148	54,796	55	209,476
Special Mention	-	239	289	570	-	2,660	-	3,758
Substandard	-	-	-	-	4,431	13	-	4,444
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial Real Estate – Total	17,779	44,818	33,154	26,824	37,579	57,469	55	217,678

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Residential Mortgage
Pass	3,020	16,120	13,617	14,657	19,507	51,385	193	118,499
Special Mention	-	452	244	-	363	644	-	1,703
Substandard	-	-	-	-	-	395	-	395
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Residential Mortgage – Total	3,020	16,572	13,861	14,657	19,870	52,424	193	120,597

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Home Equity
Pass	-	106	-	-	-	364	6,508	6,978
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Home Equity – Total	-	106	-	-	-	364	6,508	6,978

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Consumer - Other
Pass	167	465	287	99	24	1	102	1,145
Special Mention	-	2	-	-	-	-	-	2
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	22	-	-	-	-	22
Loss	-	-	-	-	-	-	-	-

Consumer - Other – Total	167	467	309	99	24	1	102	1,169

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Consumer – Auto
Pass	728	2,540	1,957	1,059	301	213	-	6,798
Special Mention	-	-	5	-	-	-	-	5
Substandard	-	8	-	13	6	2	-	29
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Consumer - Auto – Total	728	2,548	1,962	1,072	307	215	-	6,832

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Overall – Total	$22,643	$71,601	$52,749	$48,493	$71,899	$118,918	$64,000	$450,303

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Term Loans by Year of Origination
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total

Commercial
Pass	$6,909	$4,500	$6,221	$14,788	$3,968	$4,812	$45,006	$86,204
Special Mention	55	381	-	-	451	-	899	1,786
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial – Total	6,964	4,881	6,221	14,788	4,419	4,812	45,905	87,990

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Commercial Real Estate
Pass	44,433	35,523	26,801	34,436	16,420	46,684	56	204,353
Special Mention	240	289	573	-	-	2,677	-	3,779
Substandard	-	-	-	4,449	-	14	-	4,463
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial Real Estate – Total	44,673	35,812	27,374	38,885	16,420	49,375	56	212,595

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Residential Mortgage
Pass	14,439	14,932	15,320	19,923	18,859	35,550	128	119,151
Special Mention	453	277	-	364	-	624	-	1,718
Substandard	-	-	-	-	-	476	-	476
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Residential Mortgage – Total	14,892	15,209	15,320	20,287	18,859	36,650	128	121,345

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Home Equity
Pass	109	-	-	-	-	369	6,708	7,186
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Home Equity – Total	109	-	-	-	-	369	6,708	7,186

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Consumer - Other
Pass	707	445	200	31	7	5	109	1,504
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	22	-	-	-	-	-	22
Loss	-	-	-	-	-	-	-	-

Consumer - Other – Total	707	467	200	31	7	5	109	1,526

Current Year Gross Charge-Offs	10	-	-	-	-	-	-	10

Consumer – Auto
Pass	2,574	2,113	1,138	367	130	155	-	6,477
Special Mention	8	5	15	-	-	-	-	28
Substandard	-	-	-	8	-	3	-	11
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Consumer - Auto – Total	2,582	2,118	1,153	375	130	158	-	6,516

Current Year Gross Charge-Offs	13	26	-	13	-	-	-	52

Overall – Total	$69,927	$58,487	$50,268	$74,366	$39,835	$91,369	$52,906	$437,158

There were no revolving to term loans as of  March 31, 2025 and December 31, 2024.

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by past due and nonaccrual status as of March 31, 2025 and December 31, 2024 (in thousands):

		Greater		Total Past
		than 90		Due and		Total
	30-89 Days	Days and	Non-	Non-		Loans
March 31, 2025	Past Due	Accruing	accrual	accrual	Current	Receivable

Commercial	$31	$-	$-	$31	$97,018	$97,049
Commercial real estate	239	-	-	239	217,439	217,678
Residential mortgage	200	-	337	537	120,060	120,597
Home equity	-	-	-	-	6,978	6,978
Consumer, automobile	106	-	29	135	6,697	6,832
Consumer, other	9	-	-	9	1,160	1,169

Total	$585	$-	$366	$951	$449,352	$450,303

		Greater		Total Past
		than 90		Due and		Total
	30-89 Days	Days and	Non-	Non-		Loans
December 31, 2024	Past Due	Accruing	accrual	accrual	Current	Receivable

Commercial	$18	$-	$-	$18	$87,972	$87,990
Commercial real estate	-	-	-	-	212,595	212,595
Residential mortgage	282	-	420	702	120,643	121,345
Home equity	-	-	-	-	7,186	7,186
Consumer, automobile	121	-	18	139	6,377	6,516
Consumer, other	2	-	-	2	1,524	1,526

Total	$423	$-	$438	$861	$436,297	$437,158

The following tables present nonaccrual loans, by loan class, as of  March 31, 2025 and  December 31, 2024 (in thousands):

	Nonaccruals	Nonaccruals
	with No	with an
	Allowance	Allowance
	for Credit	for Credit
March 31, 2025	Losses	Losses

Commercial	$-	$-
Commercial real estate	-	-
Residential mortgage	337	-
Home equity	-	-
Consumer, automobile	29	-
Consumer, other	-	-

Total	$366	$-

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Nonaccruals	Nonaccruals
	with No	with an
	Allowance	Allowance
	for Credit	for Credit
December 31, 2024	Losses	Losses

Commercial	$-	$-
Commercial real estate	-	-
Residential mortgage	420	-
Home equity	-	-
Consumer, automobile	18	-
Consumer, other	-	-

Total	$438	$-

During the three months ended March 31, 2025 and 2024, no accrued interest receivable was reversed against interest income.

The following tables summarize the activity in the allowance for credit losses by loan class for the three months ended March 31, 2025 and 2024, and the year ended December 31, 2024 and information in regard to the allowance for credit losses and the recorded investment in loans receivable by loan class as of March 31, 2025 and December 31, 2024 (in thousands):

	Beginning			Provisions	Ending
March 31, 2025	Balance	Charge-offs	Recoveries	(Credits)	Balance

Commercial	$1,007	$-	$1	$125	$1,133
Commercial real estate	2,366	-	-	(71)	2,295
Residential mortgage	823	-	-	(7)	816
Home equity	83	-	-	(4)	79
Consumer, automobile	82	-	1	2	85
Consumer, other	18	-	-	(4)	14
Unallocated	-	-	-	29	29

Total	$4,379	$-	$2	$70	$4,451

	Beginning			Provisions	Ending
March 31, 2024	Balance	Charge-offs	Recoveries	(Credits)	Balance

Commercial	$793	$-	$-	$67	$860
Commercial real estate	1,741	-	-	235	1,976
Residential mortgage	792	-	-	(21)	771
Home equity	60	-	-	2	62
Consumer, automobile	85	(5)	1	5	86
Consumer, other	44	-	-	(2)	42
Unallocated	346	-	-	(286)	60

Total	$3,861	$(5)	$1	$-	$3,857

	Beginning			Provision	Ending
December 31, 2024	Balance	Charge-offs	Recoveries	(Credits)	Balance

Commercial	$793	$-	$2	$212	$1,007
Commercial real estate	1,741	-	-	625	2,366
Residential mortgage	792	-	-	31	823
Home equity	60	-	-	23	83
Consumer, automobile	85	(52)	9	40	82
Consumer, other	44	(10)	-	(16)	18
Unallocated	346	-	-	(346)	-

Total	$3,861	$(62)	$11	$569	$4,379

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Allowance for Credit Losses			Loans Receivable
	Ending Balance March 31, 2025			Ending Balance March 31, 2025
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total

Commercial	$4	$1,129	$1,133	$867	$96,182	$97,049
Commercial real estate	-	2,295	2,295	528	217,150	217,678
Residential mortgage	1	815	816	599	119,998	120,597
Home equity	-	79	79	-	6,978	6,978
Consumer, automobile	-	85	85	-	6,832	6,832
Consumer, other		14	14		1,169	1,169
Unallocated	-	29	29	-	-	-

Total	$5	$4,446	$4,451	$1,994	$448,309	$450,303

	Allowance for Credit Losses			Loans Receivable
	Ending Balance December 31, 2024			Ending Balance December 31, 2024
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial	$17	$990	$1,007	$964	$87,026	$87,990
Commercial real estate	-	2,366	2,366	289	212,306	212,595
Residential mortgage	3	820	823	852	120,493	121,345
Home equity	-	83	83	-	7,186	7,186
Consumer, automobile	-	82	82	-	6,516	6,516
Consumer, other	-	18	18	-	1,526	1,526
Unallocated	-	-	-	-	-	-

Total	$20	$4,359	$4,379	$2,105	$435,053	$437,158

The Company individually evaluates loans for impairment when a loan meets the following criteria: credit risk rated substandard or doubtful and on non-accrual status, or a previously modified loan that is now past due 30 days or more.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral when the borrower is experiencing financial difficulty. Under ASU 2016-13, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of the collateral. The allowance for credit losses is calculated on an individual loan basis on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The following table details the amortized costs of the collateral dependent loans as of  March 31, 2025 and  December 31, 2024 (in thousands):

	Real Estate	Other
March 31, 2025	Collateral	Collateral	Total

Commercial	$-	$-	$-
Commercial real estate	239	-	239
Residential mortgage	337	-	337
Home equity	-	-	-
Consumer, automobile	-	-	-
Consumer, other	-	-	-

Total	$576	$-	$576

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Real Estate	Other
December 31, 2024	Collateral	Collateral	Total

Commercial	$97	$-	$97
Commercial real estate	-	-	-
Residential mortgage	590	-	590
Home equity	-	-	-
Consumer, automobile	-	-	-
Consumer, other	-	-	-

Total	$687	$-	$687

Modifications

In situations where a borrower is experiencing financial difficulty, management grants a concession to the borrower that it would not otherwise consider, and the modification results in a more than insignificant change in contractual cash flows, the related loan is subject to specific disclosure requirements.  Management strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before their loans reach nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. Occasionally, we may modify a loan by providing principal forgiveness. In some cases, we will modify a loan by providing multiple types, or combinations, of concessions.

There were no loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025 and 2024.

There were no loans to borrowers experiencing financial difficulty that defaulted during the three months ended March 31, 2025 and 2024 and were modified in the twelve months prior.

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses and is included in provision for (recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $314,000 and $377,000 at  March 31, 2025 and December 31, 2024, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets. The following tables present the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2025 and 2024 (in thousands):

Allowance for
Credit Losses
Unfunded
Commitments
Beginning balance, December 31, 2024	$377
(Recovery of) provision for credit losses	(63)
Ending balance, March 31, 2025	$314

Allowance for
Credit Losses
Unfunded
Commitments
Beginning balance, December 31, 2023	$266
Provision for (recovery of) credit losses	-
Ending balance, March 31, 2024	$266

5.         Securities Sold Under Agreements to Repurchase

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that entitles and obligates the Company to repurchase the assets.

As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s Consolidated Balance Sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of  March 31, 2025 and  December 31, 2024 (dollars in thousands):

Gross Amounts Not Offset
in the Balance Sheets
Net Amounts
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral
March 31, 2025	Liabilities	Balance Sheets	Balance Sheets	Instruments	Pledged	Net Amount

Repurchase agreements:
Commercial customers (a)	$1,880	$-	$1,880	$1,880	$-	$-

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Gross Amounts Not Offset
in the Balance Sheets
Net Amounts
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral
December 31, 2024	Liabilities	Balance Sheets	Balance Sheets	Instruments	Pledged	Net Amount

Repurchase agreements:
Commercial customers (a)	$1,143	$-	$1,143	$1,143	$-	$-

(a)	As of March 31, 2025 and December 31, 2024, the fair value of securities pledged in connection with repurchase agreements was $1,884,000 and $1,154,000, respectively.

6.         Borrowings

The Company maintains a borrowing agreement with the FHLB of Pittsburgh with an available funding capacity of approximately $155 million as of March 31, 2025. This agreement is subject to annual renewal, incurs no service charges, and is secured by FHLB stock and a blanket security agreement on outstanding residential mortgage loans.

Federal Home Loan Bank advances consist of separate loans with the FHLB of Pittsburgh as of March 31, 2025 and December 31, 2024 as follows (dollars in thousands):

	2025		2024
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate

FHLB fixed-rate advances maturing:
2025	$28,501	4.72%	$37,550	4.40%
2026	4,500	4.02	4,500	4.02
2027	500	1.19	500	1.19
2029	500	1.22	500	1.22

Total	$34,001		$43,050

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

7.         Benefits Plans

Section 401(k) Plan

The Company sponsors a contributory defined contribution Section 401(k) plan covering substantially all employees who have completed one year of service, have worked 1,000 hours and have attained age twenty-one. The plan permits employees to make pretax contributions which are matched by the Company up to four percent of the employee's compensation. The Company's contributions were $46,000 and $45,000 for the three months ended March 31, 2025 and 2024, respectively. Contributions made by the Company vest immediately.

The Company has a profit-sharing employer contribution component to the 401(k) Plan. The profit-sharing employer contribution is made at the discretion of management and the Board of Directors based upon current year earnings. The Company's contributions were $84,000 and $82,000 for the three months ended March 31, 2025 and 2024, respectively. Contributions made by the Company vest ratably beginning after the second year of service and are fully vested after an employee completes six years of service.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP) covering substantially all employees who have completed one year of service, have worked 1,000 hours and have attained age twenty-one. Contributions to the plan are permitted based upon management’s discretion. The Company did not make any contributions to the plan during the three months ended  March 31, 2025 and 2024. Contributions made by the Company vest ratably beginning after the second year of service and are fully vested after an employee completes six years of service. The number of shares held by the plan were 75,080 at  March 31, 2025 and December 31, 2024. All shares are allocated to participants.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value. To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders’ equity.

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

As of  March 31, 2025 and December 31, 2024, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

As of	March 31, 2025	December 31, 2024

Shares held by the ESOP	75,080	75,080
Fair value per share	$24.00	$25.00
Maximum cash obligation	$1,801,920	$1,877,000

Deferred Directors' Compensation

The Company maintains deferred compensation plans with directors through which the payments of the directors' fees are deferred. The future liability of these agreements, which is payable in ten annual installments, was financed through the purchase of life insurance contracts.

The present value of the future liability of the plans at  March 31, 2025 and  December 31, 2024 was $898,000 and $890,000, respectively, and is included in Other Liabilities in the consolidated balance sheets. The related expenses amounted to $20,000 and $89,000 for March 31, 2025 and December 31, 2024, respectively.

Supplemental Retirement Plans

The Company has an unfunded, non-qualified supplemental executive retirement plan (SERP) for certain key executives. The SERP is designed to provide certain executives, upon attaining age 65, with projected annual distributions. The liability of the SERP at  March 31, 2025 and  December 31, 2024 was $1,545,000 and $1,521,000, respectively, and is included in Other Liabilities in the consolidated balance sheets. The related expense amounted to $43,000 and $90,000 for the periods ended  March 31, 2025 and December 31, 2024, respectively. The Company offsets the cost of these plans through the purchase of bank-owned life insurance as noted below.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (BOLI) as a source of funding for employee and director benefit expenses. BOLI involves the purchasing of life insurance by the Company on a chosen group of officers and directors. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in the cash surrender value of the policies is included with noninterest income on the Consolidated Statements of Income. The policies can be liquidated, if necessary, with tax costs associated. However, the Company intends to hold these policies and accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

The Company recognizes a liability for postretirement benefits provided through an endorsed split-dollar life insurance arrangement. The liability for post-retirement benefits under these arrangements was $854,000 and $843,000 at  March 31, 2025 and December 31, 2024, respectively, and is included in Other Liabilities on the Consolidated Balance Sheets. Expense in the three months ended March 31, 2025 and 2024 was $11,000 and $1,000, respectively.

The Company holds bank-owned life insurance (BOLI) with a cash value of $13,029,000 and $12,966,000 at  March 31, 2025 and December 31, 2024, respectively. No additional split-dollar life insurance policies were added during the three months ended March 31, 2025 or the year-ended December 31, 2024. The Plan provides that the Company and the officers and directors share in the rights to the death benefits of bank owned split-dollar life insurance policies (the "BOLI Policies") and provides for additional compensation to the officers and directors, equal to any income tax consequences related to the Supplemental Plan until retirement. The amount of the BOLI Policies has been calculated so that the projected increases in their cash surrender value will substantially offset the Company's expense related to the Supplemental Retirement Plans. In addition, the BOLI Policies are intended to provide the directors with $100,000 of supplemental life insurance and the executive officers with supplemental life insurance equal to three times salary. Neither the insurance company nor the Company has guaranteed any minimum cash value.

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

8.         Regulatory Matters

Cash and Due from Banks

Deposits with correspondent financial institutions are insured up to $250,000 per institution. The Company maintains cash and cash equivalents with certain correspondent financial institutions in excess of the insured amount.

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the following table) of total capital, Tier 1 capital (as defined in the regulations) and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. A capital conservation buffer of 2.50 percent, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements and must be maintained to avoid limitations on capital distributions.

The Bank has elected the community bank leverage ratio framework. This framework simplifies the regulatory capital requirements by requiring the Bank meet only the Tier 1 capital to average assets (leverage) ratio. The Bank must only maintain a leverage ratio greater than the 9 percent required minimum to be considered well capitalized under this framework. The Bank can opt out of the new framework and return to the risk-weighting framework at any time.

Management believes, as of March 31, 2025, that the Bank meets all capital adequacy requirements to which they are subject. As of March 31, 2025, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are as follows as of  March 31, 2025 and  December 31, 2024 (dollar in thousands):

			To be Well Capitalized
			under Prompt Corrective
March 31, 2025	Actual		Action Provisions (CBLR)
	Amount	Ratio	Amount	Ratio

Tier 1 (Core) Capital to average total assets Bank	$59,315	9.79%	$54,536	9.00%

			To be Well Capitalized
			under Prompt Corrective
December 31, 2024	Actual		Action Provisions (CBLR)
	Amount	Ratio	Amount	Ratio

Tier 1 (Core) Capital to average total assets Bank	$57,520	9.67%	$53,531	9.00%

The Federal Reserve Bank has established capital guidelines for bank holding companies. These guidelines allow small bank holding companies, as defined, an exemption from regulatory capital requirements. The Bancorp meets the eligibility criteria and is exempt from regulatory capital requirements.

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Dividends

Banking regulations limit the amount of dividends that may be paid by the Bank to the Company without prior regulatory approval and are subject to the minimum capital ratio requirements noted above.

9.         Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value measurements and disclosure topic specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. U.S. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value Hierarchy

U.S. GAAP establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

Level 1 - Valuation is based on quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

An asset or liability's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities Available for Sale & Equity Securities

Debt securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity then the security would fall to the lowest level of the hierarchy (Level 3).

The Company's investment portfolio is valued using fair value measurements that are considered to be Level 1 or Level 2. The Bank has contracted with a securities portfolio accounting service provider for valuation of its securities portfolio. Most security types are priced using the vendor’s internally developed pricing software, however, subscription pricing services may be used to supplement the internal pricing system. The software uses the discounted cash flow analysis based on the net present value of a security’s projected cash flow to arrive at fair market value. Generally, the methodology involves market quotes, current yields, proprietary models, as well as extensive quality control programs. Valuations for direct obligations of the U.S. Treasury, exchange listed stock and preferred stock are obtained from on-line real-time databases.

The vendor utilizes proprietary valuation matrices for valuing all municipal securities. The initial curves for determining the price, movement, and yield relationships within the municipal matrices are derived from industry benchmark curves or sourced from a municipal trading desk. The securities are further broken down according to issuer, credit support, state of issuance and rating to incorporate additional spreads to the industry benchmark curves.

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the balances of financial assets measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2025	Total	(Level 1)	(Level 2)	(Level 3)

Debt securities available-for-sale:
U.S. Treasury	$2,219	$2,219	$-	$-
U.S. government agencies	21,689	-	21,689	-
Taxable state and municipal	5,703	-	5,703	-
Tax-exempt state and municipal	51,358	-	51,358	-
U.S. government sponsored enterprise mortgage-backed	26,489	-	26,489	-
Corporate	3,411	-	3,411	-

Total Debt Securities Available-for-Sale	$110,869	$2,219	$108,650	$-

Marketable equity securities	$275	$275	$-	$-

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2024	Total	(Level 1)	(Level 2)	(Level 3)

Debt securities available-for-sale:
U.S. Treasury	$2,202	$2,202	$-	$-
U.S. government agencies	25,449	-	25,449	-
Taxable state and municipal	5,631	-	5,631	-
Tax-exempt state and municipal	51,796	-	51,796	-
U.S. government sponsored enterprise mortgage-backed	27,098	-	27,098	-
Corporate	3,877	-	3,877	-

Total Debt Securities Available-for-Sale	$116,053	$2,202	$113,851	$-

Marketable equity securities	$268	$268	$-	$-

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans Held for Sale

Loans held for sale are carried at the lower of cost of fair value.  These loans currently consist of one-to-four family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2).  As such, the Company records any fair value adjustments on a recurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2025 or December 31, 2024.

Collateral Dependent Loans with an ACL

In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the ACL are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. The bank held no collateral dependent loans with an allowance at March 31, 2025 and December 31, 2024.

Other Real Estate Owned

Other real estate owned (OREO) is measured at fair value less costs to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained, or if declines in value are identified after a recent appraisal is received, appraisal values may be discounted, resulting in a Level 3 estimate. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. Fair value adjustments are recorded in the period incurred and expensed against current earnings. The Bank held one OREO property at March 31, 2025 totaling $77,000. The Bank held no OREO at December 31, 2024.

The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of  March 31, 2025 (dollars in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2025	Total	(Level 1)	(Level 2)	(Level 3)

OREO	$77	$-	$-	$77

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value at March 31, 2025 (in thousands):

		Valuation	Unobservable	Range
March 31, 2025	Fair Value	Technique	Input	(Weighted Average)

			Liquidation expenses	10% (10)%
OREO	$77	Appraisal of collateral	Appraisal adjustments	49% (49)%

The Company had no financial liabilities measured at fair value on a nonrecurring basis as of  March 31, 2025 or December 31, 2024.

The following information should not be interpreted as an estimate of the fair value of the entire Company since the fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.

The estimated fair values (in thousands) of the Company's financial instruments were as follows at  March 31, 2025 and December 31, 2024.

	Carrying	Fair
March 31, 2025	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$12,999	$12,999	$12,999	$-	$-
Interest-bearing time deposits	9,389	9,376	-	9,376	-
Debt securities available-for-sale	110,869	110,869	2,219	108,650	-
Marketable equity securities	275	275	275	-	-
Restricted investments in bank stock	2,026	2,026	-	2,026	-
Loans held for sale	234	234	-	234	-
Net loans	444,997	438,481	-	-	438,481
Accrued interest receivable	2,032	2,032	-	2,032	-
Bank owned life insurance	13,029	13,029	-	13,029	-

Financial liabilities:
Deposits	506,440	506,038	-	506,038	-
Repurchase agreements	1,880	1,880	-	1,880	-
FHLB advances	34,001	33,934	-	33,934	-
Accrued interest payable	1,904	1,904	-	1,904	-

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Carrying	Fair
December 31, 2024	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$9,179	$9,179	$9,179	$-	$-
Interest-bearing time deposits	10,369	10,355	-	10,355	-
Debt securities available-for-sale	116,053	116,053	2,202	113,851	-
Marketable equity securities	268	268	268	-	-
Restricted investments in bank stock	2,300	2,300	-	2,300	-
Net loans	431,960	426,034	-	-	426,034
Accrued interest receivable	1,804	1,804	-	1,804	-
Bank owned life insurance	12,966	12,966	-	12,966	-

Financial liabilities:
Deposits	489,529	489,001	-	489,001	-
Repurchase agreements	1,143	1,143	-	1,143	-
FHLB advances	43,050	42,839	-	42,839	-
Accrued interest payable	1,736	1,736	-	1,736	-

10.         Earnings Per Share

Earnings Per Share

The Company does not have any common stock equivalents and, therefore, basic earnings per share, which represents net income divided by the weighted average shares outstanding during the period is the same as diluted earnings per share. ESOP shares are considered outstanding for this calculation unless unearned.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2025	2024

Net income attributable to common stock	$1,806	$1,356

Denominator:
Weighted average common shares outstanding (basic)	1,858,536	1,858,536
Weighted average common shares outstanding (diluted)	1,858,536	1,858,536

Earnings per share:
Basic	$0.97	$0.73
Diluted	$0.97	$0.73

Mifflinburg Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

11.         Proposed Acquisition of Northumberland Bancorp

On September 25, 2024, Mifflinburg Bancorp, Inc. and Northumberland Bancorp jointly announced the signing of a definitive merger agreement to combine the two companies in a strategic merger of equals. The Merger Agreement has been unanimously approved by the board of directors of both parties and provides that, upon the terms and subject to the conditions set forth therein, Northumberland Bancorp ("Northumberland") will merge with and into Mifflinburg Bancorp, Inc. (“Mifflinburg”) and Northumberland's subsidiary bank, The Northumberland National Bank ("Norry Bank") will merge with and into Mifflinburg Bank and Trust Company ("Mifflinburg Bank"), Mifflinburg's banking subsidiary. Expected closing date is in the second or third quarter of 2025. In connection with the closing, Mifflinburg Bancorp, Inc. will be renamed Steele Bancorp, Inc. Mifflinburg Bank will be rebranded to Central Penn Bank & Trust.

Upon the terms and subject to the conditions set forth in the Merger Agreement, Northumberland Bancorp shareholders will receive a fixed exchange ratio of 1.1850 shares of Mifflinburg for each Northumberland share they own. The transaction is expected to qualify as a tax-free reorganization (except to the extent of cash received for fractional shares). Additional information about the proposed merger is available in the registration statement on form S-4 filed by Mifflinburg with the SEC and other documents filed by Mifflinburg and Northumberland with the SEC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MIFFLINBURG BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of the financial condition and results of operations of Mifflinburg Bancorp, Inc. “MIFF”. Please refer to the financial statements and other information in this report as well as the Company's Form 10-K for an understanding of the following discussion and analysis.

Subsequent events have been considered through the date of this filing on Form 10-Q.

MIFF is a financial holding company that, through its sole subsidiary Mifflinburg Bank & Trust Co. “MBTC”, provides full-service banking to individual, municipality and corporate customers. MBTC operates seven offices spanning the three counties of Union, Synder and Centre in Northcentral Pennsylvania. Gathering deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and include various types of checking accounts, statement savings, money market accounts, interest checking accounts, individual retirement accounts, and certificates of deposit. Milestone Insurance Services, LLC (Milestone) was formed in 2003 and is a wholly owned subsidiary of the MBTC. Milestone is licensed to sell title insurance. MIFF is supervised by the Board of Governors of the Federal Reserve System while the MBTC is subject to regulation and supervision by the Federal Deposit Insurance Company and the Pennsylvania Department of Banking and Securities.

MIFF’s core strategy is to further its mission of being an independent bank which strives to be the community bank you keep for life by providing quality financial services to its customers, a rewarding work environment for its employees, exceptional long-term value for its shareholders and an unwavering commitment to community reinvestment.

MIFF’s revenues consist primarily of interest income it earns on loans and investments. Interest income is partially offset by interest expense incurred on deposits, borrowings and other interest-bearing liabilities. Net interest income is affected by the balances of interest-earning assets and interest-bearing liabilities and their relative interest rates. Net interest income is typically further reduced by MIFF’s provision for credit losses.

Non-interest income also contributes to MIFF’s operating results, consisting of service charges and fees, interchange fees, brokerage, and gains and losses on the sales of securities and loans. Non-interest expenses, which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising and other general and administrative expenses, are MIFF’s primary expenditures incurred as a result of MIFF’s operations.

Financial institutions like MIFF, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. MIFF’s operations and lending are concentrated in Northcentral Pennsylvania in Union, Synder, and Centre Counties, and MIFF’s operations are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in MIFF’s primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact MIFF.

To operate successfully, MIFF must manage various types of risk, including but not limited to: interest rate risk, credit risk, liquidity risk, operational and information technology risk, reputation risk, and compliance risk.

Cautionary Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward -looking statements are not statements of current or historical fact and involve substantial risks and uncertainties. Words such as “anticipates,” “believes,” estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should” and other similar expressions can be used to identify forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Among the risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements include, but are not limited to the following: costs or difficulties associated with newly developed or acquired operations; risks related to the proposed merger with Northumberland Bancorp; changes in consumer demand for financial services; our ability to control costs and expenses; adverse developments in borrower industries and, in particular, declines in real estate values; changes in and compliance with federal and state laws that regulate our business and capital levels; our ability to raise capital as needed; and the other factors discussed in other reports Mifflinburg or Northumberland may file with the U.S. Securities and Exchange Commission (the “SEC”) . We do not undertake and specifically disclaim any obligation to publicly revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, expect as required by law. Accordingly, readers should not place undue reliance on forward-looking statements.

Market Conditions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to measure MIFF’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on MIFF’s operations is related to increases in operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. MIFF manages interest rate risk in several ways. There can be no assurance that MIFF will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond its control. Additionally, inflation may adversely impact the financial condition of MIFF’s borrowers and could impact their ability to repay their loans, which could negatively affect MIFF’s asset quality through higher delinquency rates and increased charge-offs. Management carefully considers the impact of inflation and rising interest rates on MIFF borrowers in managing credit risk related to the loan portfolio.

Critical Accounting Policies

Critical accounting policies are most important to the portrayal of the Company's financial condition or results of operations and require management's most difficult, subjective, and complex judgements about matters that are inherently uncertain.  If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company's financial condition or results of operations may be materially impacted.  The Company has designated the governing of the allowance for credit losses on loans as the critical accounting policy.  The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed.  Please refer to the Company's 2024 Form 10-K, Note 1: Description of Business and Summary of Significant Accounting Policies for information on these and other accounting policies.

Non-GAAP Financial Measures

This report refers to certain financial measures that are computed under a basis other than GAAP ("non-GAAP).  The Company uses certain non-GAAP financial measures, including tax-equivalent net interest income and efficiency ratio, to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance.  The methodology for determining these non-GAAP measures may differ among companies.  Non-GAAP measures are supplemental and not a substitute for, or more important than, financial measures prepared in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies.

Performance Summary

The following table presents MBTC's key ratios and other performance data as of and for the periods indicated.

($ in thousands)	March 31, 2025	December 31, 2024	March 31, 2024

Average Balances
Cash and due from banks	$5,248	$5,537	$5,399
Interest-bearing deposits	11,589	18,438	17,805
Securities available for sale, at fair value	123,172	128,500	126,519
Mortgage loans held for sale	20	3	79
Loans, gross	446,174	385,723	391,261
Loans, net of allowance for credit losses	441,793	381,888	387,427
Total assets	603,947	573,353	558,997

Noninterest bearing deposits	80,664	79,632	76,884
Interest-bearing and savings deposits	287,708	281,232	277,621
Time deposits	129,558	108,075	113,595
Total deposits	497,930	468,939	468,100
Stockholders' equity	$57,061	$52,106	$54,912

Financial Ratios
Return on average assets	1.20%	0.28%	0.97%
Return on average equity	12.66%	2.93%	9.88%
Efficiency ratio	58.10%	78.87%	63.91%

Allowance for Loan Credit Losses
Beginning balance	$4,379	$3,861	$3,861
Provision for credit losses	70	569	-
Charge-Offs	-	(62)	(5)
Recoveries	2	11	1
Ending balance	$4,451	$4,379	$3,857

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total assets at March 31, 2025, were $607.9 million, an increase of $11.2 million, or 1.9 percent from $596.7 million at December 31, 2024. The increase in total assets was primarily due to the net increase in gross loans receivable of $13.1 million and an increase in cash and cash equivalents of $3.8 million, offset by a decrease of $5.2 million in securities available-for-sale, and a decrease of $1.0 million in interest-bearing time deposits.

Total average assets increased 5.3 percent from $573.4 million at December 31, 2024 to $603.9 million at March 31, 2025.  Average earning assets were $550.5 million at December 31, 2024 and $581.6 million at March 31, 2025. Average interest-bearing liabilities were $429.2 million at December 31, 2024 and $459.1 million at March 31, 2025.

Cash and cash equivalents increased $3.8 million or 41.6 percent from $9.2 million at December 31, 2024 to $13.0 million at March 31, 2025. The increase is primarily due to securities available-for-sale decreasing $5.2 million, deposits increasing $16.9 million, offset by loans increasing $13.1 million and Federal Home Loan Bank advances decreasing $9.0 million.

Loans increased 3.0 percent to $449.4 million at March 31, 2025 from $436.3 million at December 31, 2024.

Interest bearing deposits increased 1.1 percent to $424.6 million at March 31, 2025 from $419.8 million at December 31, 2024. Noninterest-bearing deposits increased 17.4 percent from $69.7 million at December 31, 2024 to $81.9 million at March 31, 2025.

Total stockholder’s equity increased by $2.4 million, or 4.4 percent, from $55.9 million at December 31, 2024, to $58.4 million at March 31, 2025. The increase is primarily attributable to an increase in retained earnings of $1.8 million and a decrease in accumulated other comprehensive loss due to increased fair values in the available for sale investment securities. Accumulated other comprehensive loss decreased from $4.4 million as of December 31, 2024 to $3.8 million as of March 31, 2025.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio was 88.8 percent as of March 31, 2025 compared to 89.1 percent at December 31, 2024.

It is our opinion that the asset/liability mix and the interest rate risk associated with the balance sheet are within manageable parameters. Constant monitoring using asset/liability reports and interest rate risk scenarios are in place along with quarterly asset/liability management meetings on the committee level by the Bank’s Board of Directors.

Investment Securities

Debt Securities – Available for Sale

Debt securities available-for-sale decreased by $5.2 million or 4.5 percent to $110.9 million at March 31, 2025 from $116.1 million at December 31, 2024. The decrease was the result of management’s decision to reallocate liquidity to loan growth. Within the portfolio U.S. government agencies decreased $3.8 million, U.S. government sponsored enterprise mortgage-backed securities decreased $609 thousand, offset by a $72 thousand increase in taxable state and municipal bonds. Gross unrealized losses decreased from $5.7 million as of December 31, 2024 to $4.9 million as of March 31, 2025. The fair value of these securities was influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for the various types of agency debt. MIFF did not consider the debt securities to be impaired since it had both the intent and ability to hold the securities until a recovery of fair value, which may be maturity.

The following tables summarize the maturity distribution and yields of available-for-sale securities as of March 31, 2025 and December 31, 2024:

As of March 31, 2025	Due in one year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Securities available for sale:
U.S. Treasury	3.16%	4.55%	0.00%	0.00%	4.39%
U.S. Government Agencies	1.84%	3.89%	0.00%	0.00%	3.41%
Taxable state and municipal	0.86%	1.47%	2.95%	0.00%	1.48%
U.S. government sponsored enterprise mortgage-backed	3.12%	3.73%	4.11%	7.16%	3.63%
Corporate	2.74%	1.56%	2.50%	0.00%	2.04%
Total taxable	2.35%	3.51%	3.23%	7.16%	3.27%

Tax exempt state and municipal (1)	1.44%	2.15%	2.98%	2.79%	2.60%

Total	2.24%	3.09%	2.99%	2.66%	2.95%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.

As of December 31, 2024	Due in one year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Securities available for sale:
U.S. Treasury	3.16%	4.55%	0.00%	0.00%	4.39%
U.S. Government Agencies	2.16%	3.52%	0.00%	0.00%	3.15%
Taxable state and municipal	0.86%	1.47%	2.95%	0.00%	1.48%
U.S. government sponsored enterprise mortgage-backed	4.37%	3.73%	3.79%	6.78%	3.77%
Corporate	2.66%	1.56%	2.49%	0.00%	2.09%
Total taxable	2.47%	3.40%	3.44%	6.78%	3.23%

Tax exempt state and municipal (1)	1.24%	2.15%	2.98%	2.76%	2.59%

Total	2.31%	3.03%	3.02%	2.64%	2.94%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.

Equity Securities

At March 31, 2025 and 2024, MIFF had $275,000 and $373,000 in marketable equity securities recorded at fair value, respectively. At December 31, 2024 MIFF had $268,000 in marketable equity securities recorded at fair value.  The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2025 and 2024:

($ In Thousands)	For the Three Months Ended March 31,
	2025	2024
Net change in the unrealized gains and losses recognized during the period on marketable equity securities	$7	$51

See Note 2 within MIFF’s Notes to the Consolidated Financial Statements for more information regarding MIFF’s Investment portfolio as of March 31, 2025 and December 31, 2024.

Loans

Gross loans receivable increased 3.0 percent from $437.2 million at December 31, 2024 to $450.3 million at March 31, 2025. The percentage change and distribution of the loan portfolio is shown in the table below:

($ In Thousands)			Change
	2025	2024	Amount	%
Commercial	$97,049	$87,990	$9,059	10.3%
Commercial real estate:
Commercial mortgages	137,771	129,036	8,735	6.8
Other construction and land development loans	14,106	16,649	(2,543)	(15.3)
Secured by farmland	65,801	66,910	(1,109)	(1.7)
Residential mortgage:
Multifamily	3,741	4,725	(984)	(20.8)
1-4 family residential mortgages	115,467	115,311	156	0.1
Construction	1,389	1,309	80	6.1
Home Equity	6,978	7,186	(208)	(2.9)
Consumer, automobile	1,169	6,516	(5,347)	(82.1)
Consumer, other	6,832	1,526	5,306	347.7
Gross loans	$450,303	$437,158	$13,145	3.0%

The following tables summarizes remaining contractual maturity held for investment for fixed and variable rate loans as of March 31, 2025 and December 31, 2024, respectively.

		After one year	After five years and
At March 31, 2025	One year or less	through five years	through fifteen years	After fifteen years	Total
($ In Thousands)
Fixed Rate Loans:
Commercial	$5,140	$14,370	$5,392	$-	$24,902
Commercial Real Estate	18,886	4,105	7,269	2,757	33,017
Residential Mortgage	1,834	4,595	26,336	323	33,088
Home Equity	-	44	75	-	119
Consumer - Other	173	841	61	5	1,080
Consumer - Auto	553	6,011	268	-	6,832
Total Fixed Rate loans	26,586	29,966	39,401	3,085	99,038

Variable Rate Loans:
Commercial	7,982	50,153	11,108	2,904	72,147
Commercial Real Estate	1,915	1,682	56,470	124,594	184,661
Residential Mortgage	617	946	15,872	70,074	87,509
Home Equity	22	231	4,186	2,420	6,859
Consumer - Other	29	36	-	24	89
Consumer - Auto	-	-	-	-	-
Total Variable Rate loans	10,565	53,048	87,636	200,016	351,265
Total Loans	$37,151	$83,014	$127,037	$203,101	$450,303

		After one year	After five years and
At December 31, 2024	One year or less	through five years	through fifteen years	After fifteen years	Total
($ In Thousands)
Fixed Rate Loans:
Commercial	$6,492	$11,751	$9,332	$-	$27,575
Commercial Real Estate	19,194	4,071	7,534	2,768	33,567
Residential Mortgage	1,833	4,651	27,730	327	34,541
Home Equity	-	47	76	-	123
Consumer - Other	231	1,120	84	6	1,441
Consumer - Auto	551	5,678	287	-	6,516
Total Fixed Rate loans	28,301	27,318	45,043	3,101	103,763

Variable Rate Loans:
Commercial	9,210	37,881	9,514	3,810	60,415
Commercial Real Estate	2,019	1,878	59,868	115,263	179,028
Residential Mortgage	389	936	16,672	68,807	86,804
Home Equity	-	445	4,880	1,738	7,063
Consumer - Other	21	44	-	20	85
Consumer - Auto	-	-	-	-	-
Total Variable Rate loans	11,639	41,184	90,934	189,638	333,395
Total Loans	$39,940	$68,502	$135,977	$192,739	$437,158

See Note 3 within MIFF’s Notes to the Consolidated Financial Statements for more information regarding MIFF’s loan portfolio as of March 31, 2025 and December 31, 2024.

Allowance for Credit Losses on Loans ("ACLL")

The allowance for credit losses was $4.5 million at March 31, 2025, compared to $4.4 million at December 31, 2024. This allowance equaled 0.99 percent and 1.00 percent of total loans, net of unearned income, as of March 31, 2025 and December 31, 2024, respectively. The credit loss reserve is analyzed quarterly and reviewed by the MBTC’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the MBTC’s Board of Directors are held to review new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for credit losses was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

Individually Evaluated Loans

Individually evaluated loans were $1,993,567 as of March 31, 2025, a decrease from $2,105,346 as of December 31, 2024.  The decrease was due to one commercial loan totaling $97,000 and one residential mortgage loan totaling $170,000 being moved from individually evaluated to collectively evaluated in 2025 due to the loan payment status being current.  One residential mortgage loan totaling $77,000 was moved into OREO during the three months ended March 31, 2025.  As of March 31, 2025, three individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation.  The remaining individually evaluated loans were measured using the discounted cash flow method, resulting in an allocation of $5,154.  Please see Note 4 within MIFF’s Notes to the Consolidated Financial Statements for more information regarding MIFF’s loan portfolio as of March 31, 2025 and December 31, 2024.

Collectively Evaluated Loans

Collectively evaluated loans totaled $448,309,000, with an ACL of $4,446,000 as of March 31, 2025 and $435,053,000 with an ACL of $4,359,000 as of December 31, 2024.

Collectively evaluated loans are divided into pools based upon risk characteristics, management has elected to use the FDIC call report loan codes to group loans.  Utilizing a discounted cash flow (DCF) model, the Company calculates the sum of expected losses via a gross loss rate and recovery rate assumption based on call report loan codes to determine its allowance for credit losses.  Management has elected to perform cash flow modeling without the present value component due to lack of loan loss history and simplification of the model.  Call report loan codes are allocated additional loss estimates based upon Management’s analysis of qualitative factors including changes in lending policies, procedures, and strategies, economic conditions, changes in nature and volume of portfolio, credit and lending staff, changes in delinquencies, changes in quality of the loan review system, trends in underlying collateral, concentration risk, and external factors.

The allowance for collectively evaluated loans increased $87,000 when compared to December 31, 2024 due to a $87,000 increase in the loss rate reserve, a $29,000 decrease in the qualitative factor reserve and a $29,000 increase in the unallocated reserve.

The increase in the loss rate reserve for March 31, 2025 when compared to December 31, 2024 is due to loan growth in certain call report loan codes that have a higher historical loss rate factor applied.  Specific call report loan codes that increased in the three months ending March 31, 2025 were loans secured by first liens, loans secured by other nonfarm nonresidential properties, and commercial and industrial loans.

Q factors

MBTC adjusts historical loss information to reflect the extent to which management expects reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated.  The decrease in qualitative factor reserve for March 31, 2025 when compared to December 31, 2024 is due to the following factors.

Changes in Nature and Volume

Year-to-date loan growth as of March 31, 2025 was 2.97%.  Management has elected to monitor year-to-date loan growth on a call report line-item basis and assign a risk factor for each line item.  In the first quarter of 2024 there were four loan pools that had significant growth, resulting in a risk factor being assigned.  In the fourth quarter of 2024 there were six loan pools that had significant growth, resulting in a risk factor being assigned. When compared to December 31, 2024 the loan growth percentage of loans secured by farmland, revolving, open-ended loans secured by 1-4 family residential properties, and loans secured by multifamily residential properties decreased to a level where no risk factor was assigned.  Partially offsetting this decrease was during the three months ended March 31, 2025 1-4 family residential construction loans had a growth percentage that resulted in a risk factor being assigned, compared to December 31, 2024 when there was not a risk factor assigned for that loan call report code line item.

Concentrations

Management elected as of June 30, 2024 to complete a quarterly internal loan concentration review by calculating the percentage of each call report loan code balance by Tier 1 capital to better reflect loan concentration at the call report loan code level instead of the loan portfolio as a whole.  With this change, as of December 31, 2024 five call report loan codes were assigned a risk factor based on their concentration level. As of March 31, 2025 four call report loan codes were assigned a risk factor based on their concentration level, loans secured by owner occupied nonfarm nonresidential properties did not have a risk factor based on the concentration level compared to December 31, 2024 when a risk factor was assigned.

Conclusion

Based upon the calculation, management’s current judgements about the credit quality of the loan portfolio, and after considering all known relevant internal and external factors that affect loan collectability, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of March 31, 2025 and December 31, 2024.

The following table represents an analysis of the allowance for credit losses:

($ in thousands)	As of or for the three months and twelve months ended
	March 31,	December 31,
	2025	2024
Average Loans outstanding	$443,731	$412,541
Total loans outstanding at the end of each period	$450,303	$437,158
Allowance for credit losses at the beginning of the period	$4,379	$3,861
Provision for (recovery of) credit losses	70	569
Charge Offs:
Commercial	-	-
Commercial real estate	-	-
Residential mortgage	-	-
Home equity	-	-
Consumer - other	-	(10)
Consumer - auto	-	(52)
Total Charge-Offs	-	(62)
Recoveries
Commercial	1	2
Commercial real estate	-	-
Residential mortgage	-	-
Home equity	-	-
Consumer - other	-	-
Consumer - auto	1	9
Toal recoveries	2	11
Net (charge-offs) recoveries	2	(51)
Allowance for credit losses at the end of the period	$4,451	$4,379
Ratio of allowance to total loans outstanding at period end	0.99%	1.00%
Ratio of nonaccrual loans to total loans at period end	0.08%	0.10%
Ratio of allowance to nonaccrual loans at period end	1,216.12%	999.77%

The following tables shows net charge-offs, average loan balance and the percentage of charge-offs to average loan balance for each of the Company’s loan segments at the end of each period.

March 31, 2025
			Percentage of
			Net Charge-Offs
	Net Charge Offs		(Recoveries)
($ in thousands)	(Recoveries)	Average Loans	to Average Loans
Commercial	$(1)	$92,520	(0.00)%
Commercial real estate	-	215,137	0.00%
Residential mortgage	-	120,971	0.00%
Home equity	-	7,082	0.00%
Consumer - other	-	1,347	0.00%
Consumer - auto	(1)	6,674	(0.01)%
Total	$(2)	$443,731	(0.00)%

December 31, 2024
			Percentage of
			Net Charge-Offs
	Net Charge Offs		(Recoveries)
($ in thousands)	(Recoveries)	Average Loans	to Average Loans
Commercial	$(2)	$80,566	0.00%
Commercial real estate	-	197,495	0.00%
Residential mortgage	-	119,780	0.00%
Home equity	-	6,493	0.00%
Consumer - other	10	1,657	0.60%
Consumer - auto	43	6,550	0.66%
Total	$51	$412,541	0.01%

The following tables present information on the ACLL as of the dates indicated.

As of March 31, 2025	Allowance	Percentage of	Percentage of
($ in thousands)	Amount	Loans to Total Loans	Allowance to Loans
Commercial	$1,133	21.55%	1.17%
Commercial real estate	2,295	48.34%	1.05%
Residential Mortgage	816	26.78%	0.68%
Home Equity	79	1.55%	1.13%
Consumer - other	14	0.26%	1.20%
Consumer - auto	85	1.52%	1.24%
Unallocated	29	0.00%	0.00%
Total	$4,451	100.00%	0.99%

As of December 31, 2024	Allowance	Percentage of	Percentage of
($ in thousands)	Amount	Loans to Total Loans	Allowance to Loans
Commercial	$1,007	20.13%	1.14%
Commercial real estate	2,366	48.63%	1.11%
Residential Mortgage	823	27.76%	0.68%
Home Equity	83	1.64%	1.16%
Consumer - other	18	0.35%	1.18%
Consumer - auto	82	1.49%	1.26%
Total	$4,379	100.00%	1.00%

See Note 4 within MIFF’s Notes to the Consolidated Financial Statements for more information regarding MIFF’s Allowance for Credit Losses as of March 31, 2025 and December 31, 2024.

Deposits

Total average deposits increased by 3.4 percent from $481.4 million as of December 31, 2024 to $497.9 million as if March 31, 2025.

Average non-interest bearing demand deposits decreased 0.8 percent to $80.7 million in 2025 from $81.3 million in 2024. Average savings deposits decreased 0.2 percent to $67.1 million in 2025 from $67.3 million in 2024. Average interest bearing NOW accounts increased 3.7 percent to $186.7 million in 2025 from $180.1 million in 2024. Average money market deposits decreased 3.2 percent to $34.0 million in 2025 from $35.1 million in 2024. Average time deposits increased 10.0 percent to $129.6 million in 2025 from $117.7 million in 2024.

The average balance and average rate paid on deposits are summarized as follows:

	March 31, 2025		December 31, 2024		Change
	Average	Average	Average	Average	Amount	%
($ In Thousands)	Balance	Rate	Balance	Rate
Non-interest bearing	$80,664	—%	$81,328	—%	$(664)	(0.8)%
Savings	67,093	0.21	67,256	0.21%	(163)	(0.2)
Now deposits	186,653	1.74	180,064	1.99%	6,589	3.7
Money market deposits	33,962	1.16	35,069	1.06%	(1,107)	(3.2)
Time deposits	129,558	3.97	117,729	3.81%	11,829	10.0
Total deposits	$497,930	2.14%	$481,446	2.15%	$16,484	3.4%

The following table presents time deposits that exceed $250 thousand as of the date indicated.

As of March 31, 2025	3 Months	Over 3 Months	Over 6 Months
($ in thousands)	or Less	Through 6 Months	Through 12 Months	Over 12 Months	Total
Total time deposits exceeding $250	$12,309	$14,469	$10,327	$13,930	$51,035

As of December 31, 2024	3 Months	Over 3 Months	Over 6 Months
($ in thousands)	or Less	Through 6 Months	Through 12 Months	Over 12 Months	Total
Total time deposits exceeding $250	$10,036	$6,145	$18,683	$4,639	$39,503

Total estimated uninsured deposits at March 31, 2025 and December 31, 2024 were $49.1 million and $48.6 million, respectively.

Borrowed Funds

The average balance of borrowed funds increased $12.7 million to $41.9 million as of March 31, 2025 from $29.1 million as of December 31, 2024 due to the following:

●	Securities sold under agreements to repurchase (short-term) average balance increased $59,000 to $1.62 million in 2025 from $1.56 million in 2024.
●	Federal funds purchased (short-term) average balance increased $17,000 to $54,000 in 2025 from $37,000 in 2024.
●	Federal Reserve Bank Borrowing average balance decreased $9.2 million to $-0- in 2025 from $9.2 million in 2024.
●	Federal Home Loan Bank Advances average balance increased $21.9 million to $40.2 million in 2025 from $18.3 million in 2024.

Total borrowed funds consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Ending	Average	Average Rate
($ In Thousands)	Balance	Balance	At Quarter End
Securities sold under agreements to repurchase	$1,880	$1,619	4.76%
Federal funds purchased	-	54	7.51%
Federal Home Loan Bank Advances	34,001	40,192	4.46%
Total Borrowed Funds	$35,881	$41,865	4.48%

	December 31, 2024
	Ending	Average	Average Rate
($ In Thousands)	Balance	Balance	At Year End
Securities sold under agreements to repurchase	$1,143	$1,560	5.26%
Federal funds purchased	-	37	5.41
Federal Reserve Bank Borrowings	-	9,189	4.90%
Federal Home Loan Bank Advances	43,050	18,339	3.86%
Total Borrowed Funds	$44,193	$29,125	4.26%

See Notes 5 and 6 within MIFF’s Notes to the Consolidated Financial Statements for more information regarding MIFF’s borrowed funds as of March 31, 2025 and December 31, 2024.

Stockholders’ Equity and Capital Adequacy

Details concerning capital ratios at March 31, 2025 and December 31, 2024 are presented in Note 8, “Regulatory Matters,” to the consolidated financial statements for the three months ended March 31, 2025 and year ended December 31, 2024 included elsewhere in this document. MIFF meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements. MBTC is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on MIFF’s financial statements. Management believes, as of March 31, 2025, that MBTC met all capital adequacy requirements to which it was subject.

Future dividend payments and repurchases of common stock will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. In addition, MBTC is subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. Further, although MIFF is not subject to the specific consolidated capital requirements, its ability to pay dividends, repurchase stock or engage in other activities may be limited by the Federal Reserve if it fails to hold sufficient capital consistent with its overall risk profile.

MBTC’s total Tier 1 Capital increased $1.8 million to $59.3 million at March 31, 2025 from $57.5 million at December 31, 2024. The Bank’s resulting Tier 1 Leverage Ratio increased to 9.79% at March 31, 2025 from 9.67% at December 31, 2024.

Comparison of Earnings for the Three Months Ended March 31, 2025 and 2024

General: Net income was $1.8 million for the three months ended March 31, 2025, or $0.97 per share, an increase of $450 thousand, or 33.2 percent, compared to net income of $1.4 million, or $0.73 per share, for the three months ended March 31, 2024. Net income for the three months ended March 31, 2025, reflected an increase in net interest income after provision for credit losses of $905 thousand, an increase in non-interest income of $12 thousand and an increase in non-interest expenses of $279 thousand.

Net Interest Income: Net interest income before provision for (recovery of) credit losses increased by $912 thousand, or 23.8 percent, to $4.7 million for the three months ended March 31, 2025, compared to $3.8 million for the three months ended March 31, 2024. Interest income and interest expense both increased for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024, due to increased average balances in loans and higher rates on loans and investment securities, offset by the increased deposit and other borrowing expense due to an increase in balances and rates. Yield on earning assets increased quicker than the cost of funds, resulting in an increase in net interest income.

Interest Income: Interest income increased to $7.4 million, or 20.4 percent, for the three months ended March 31, 2025, compared with $6.1 million for the three months ended March 31, 2024. The average yield on the earning assets increased 55 basis points from 4.69 percent for the three months ended March 31, 2024 to 5.24 percent for the three months ended March 31, 2025. This increase in rates was in addition to the growth in average balance of earning assets which increased $45.4 million to $581.6 million for the three months ended March 31, 2025 compared to $536.2 million for 2024.

Interest Expense: Interest expense increased by $344 thousand or 14.8 percent to $2.7 million for the three months ended March 31, 2025, compared to $2.3 million for the three months ended March 31, 2024. The increase was the result of an increase in rates paid on interest bearing deposits of 8 basis points from 2.06 percent for 2024 to 2.14 percent in 2025. The increase is also the result of an increase in average balance of interest-bearing deposits of $26.1 million to $417.3 million for the three months ended March 31, 2025 compared to $391.2 million for 2024. The increase in expense is also attributed to an increase in average balance of borrowings of $12.2 million to $41.9 million for the three months ended March 31, 2025 compared to $29.7 million for 2024. The increase is also due to an increase in rates paid on borrowings of 23 basis points from 4.25 percent for 2024 to 4.48 percent in 2025.

Analysis of Net Interest Income

Net interest income represents the difference between the interest MIFF earns on its interest-earning assets, such as loans and investment securities, and the expense MIFF pays on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends on both the volume of MIFF’s interest-earning assets and interest-bearing liabilities and the interest rates MIFF earns or pays on them.

Average Balances, Interest and Average Yields: The following table sets forth certain information relating to MIFF’s average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the years indicated. Such yields and costs are derived by dividing income or expenses by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from daily balances over the years indicated. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

Three Months Ended March 31,

($ In Thousands)	2025			2024
	(1)			(1)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS :
Tax-exempt loans	$17,606	$131	3.02%	$18,315	$134	2.94%
All other loans	428,568	6,305	5.97%	372,946	5,062	5.46%
Total loans (2)(3)(4)	446,174	6,436	5.85%	391,261	5,196	5.34%
Taxable securities	62,967	531	3.42%	64,095	473	2.97%
Tax-exempt securities (3)	55,242	373	2.74%	58,513	387	2.66%
Other securities (7)	4,963	48	3.92%	3,911	47	4.83%
Total securities	123,172	952	3.13%	126,519	907	2.88%
Federal funds sold	620	6	3.92%	593	8	5.43%
Interest-bearing deposits	11,589	116	4.06%	17,805	146	3.30%
Total interest-earning assets	581,555	7,510	5.24%	536,178	6,257	4.69%
Other assets	22,392			22,819
TOTAL ASSETS	$603,947			$558,997
LIABILITIES :
Savings	$67,093	34	0.21%	$66,555	32	0.19%
Now deposits	186,653	800	1.74%	175,046	888	2.04%
Money market deposits	33,962	97	1.16%	36,020	85	0.95%
Time deposits	129,558	1,268	3.97%	113,595	999	3.54%
Total deposits	417,266	2,199	2.14%	391,216	2,004	2.06%
Securities sold under repurchase agreement	1,619	19	4.76%	1,999	26	5.23%
Fed Funds purchased	54	1	7.51%	10	-	0.00%
Federal reserve bank borrowings	-	-	0.00%	9,500	116	4.91%
Federal Home Loan Bank advances	40,192	442	4.46%	18,143	171	3.79%
Total borrowings	41,865	462	4.48%	29,652	313	4.25%
Total interest-bearing liabilities	459,131	2,661	2.35%	420,868	2,317	2.21%
Demand deposits	80,664			76,884
Other liabilities	7,091			6,333
Stockholders’ equity	57,061			54,912
TOTAL LIABILITIES AND STOCKHOLDERS ‘ EQUITY	$603,947			$558,997
Interest rate spread (6)			2.89%			2.48%
Net interest income/margin (5)		$4,849	3.38%		$3,940	2.96%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2025 and 2024.
(4)	Nonaccrual loans have been included with loans for the purpose of analysis. Nonaccrual loans totaled $366 and $331 as of March 31, 2025 and 2024, respectively.
(5)	Net interest margin is computed by dividing tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Average balance includes restricted investments in bank stock and money market funds.

Reconcilement of Taxable Equivalent Net Interest Income

	For the Three Months Ended March 31,
($ In Thousands)	2025	2024
Total interest income (GAAP)	$7,403	$6,147
Total interest expense (GAAP)	2,661	2,317
Net interest income (GAAP)	4,742	3,830
Tax equivalent adjustment	107	110
Net interest income (fully taxable equivalent) (Non-GAAP)	$4,849	$3,940

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income on a tax equivalent basis, the tables below reflects these changes for March 31, 2025 versus 2024:

($ In Thousands)	For the Three Months Ended March 31,
	2025 vs 2024
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(8)	$5	$(3)
Loans	783	460	1,243
Taxable investment securities	(9)	67	58
Tax-exempt investment securities	(22)	8	(14)
Other securities	11	(10)	1
Federal funds sold	-	(2)	(2)
Interest bearing deposits	(58)	28	(30)
Total interest-earning assets	697	556	1,253
Interest expense:
Savings	-	2	2
NOW deposits	54	(142)	(88)
Money market deposits	(6)	18	12
Time deposits	148	121	269
Securities sold under repurchase agreements	(5)	(2)	(7)
Federal funds purchased	-	1	1
Federal Reserve Bank borrowings	(116)	-	(116)
Federal Home Loan Bank advances	223	48	271
Total interest-bearing liabilities	298	46	344
Change in net interest income (fully taxable equivalent)	$399	$510	$909

Provision for (Recovery of) Credit Losses: During the first quarter of 2025, MIFF recorded a $7 thousand provision to the allowance for credit losses. The provision included a $70 thousand provision for credit losses on loans as result of a combination of loan growth, higher historical loss rates and change in weight of qualitative factors.  Offset by a $63 thousand recovery of credit losses on unfunded commitments due to a decrease of $7.3 million in unfunded commitment loan balances.  During the three months ended March 31, 2024 MIFF did not record a provision for (recovery of) credit losses on loans or unfunded commitments.

MIFF completes a comprehensive quarterly evaluation to determine its provision for (recovery of) credit losses on loans. The evaluation reflected analyses of individual borrowers and historical loss experiences, and changes in net loan balances, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

See Note 4 within MIFF’s Notes to the Consolidated Financial Statements for more information regarding MIFF’s provision for (recovery of) credit losses for the three months ended March 31, 2025 and March 31, 2024.

Non-interest Income: Non-interest income increased by $12 thousand, or 2.1%, to $585 thousand for the three months ended March 31, 2025, from the $573 thousand recognized during the same period of 2024. Included in non-interest income for the three months ended March 31, 2025, is a gain on sale premises of $52 thousand, for which there was no comparable gain during 2024. Service charges on deposit accounts increased by $26 thousand to $131 thousand for the three months ended March 31, 2025 compared to $105 thousand recognized during the same period of 2024, offset by a mortgage banking revenue decrease of $35 thousand as result of decreased sale volume during 2025 and marketable equity security gain decrease by $44 thousand from $51 thousand as of March 31, 2024 to $7 thousand as of March 31, 2025.

($ In Thousands)	Three Months Ended
	March 31, 2025		March 31, 2024		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges on deposit accounts	$131	22.4%	$105	18.3%	$26	24.8%
ATM fees and debit card income	183	31.3	181	31.6	2	1.1
Mortgage banking revenue	42	7.2	77	13.4	(35)	(45.5)
Commissions from investment product sales	48	8.2	30	5.3	18	60.0
Gain on sale of premises	52	8.9	-	-	52	100.0
Net marketable equity security gain	7	1.2	51	8.9	(44)	(86.3)
Earnings on bank owned life insurance	63	10.7	64	11.2	(1)	(1.6)
Other	59	10.1	65	11.3	(6)	(9.2)
Total non-interest income	$585	100.0%	$573	100.0%	$12	2.1%

Non-interest Expenses: Non-interest expenses increased $279 thousand or 9.9 percent, from $2.8 million for the three months ended March 31, 2024, to $3.1 million for the three months ended March 31, 2025. The increase was largely due to $163 thousand in merger related expenses being recorded, an increase of $45 thousand in salary and employee benefit expenses, and by a $63 thousand increase in other expenses due to a $58 thousand increase in audit expenses.

($ In Thousands)	Three Months Ended
	March 31, 2025		March 31, 2024		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$1,795	58.0%	$1,750	62.2%	$45	2.6%
Net occupancy and equipment expense	302	9.7	299	10.6	3	1.0
Loss on sale of other real estate owned	-	-	6	0.2	(6)	(100.0)
Data processing fees	177	5.7	172	6.1	5	2.9
Pennsylvania state shares tax	114	3.7	106	3.8	8	7.5
Professional fees	46	1.5	49	1.7	(3)	(6.1)
Advertising expense	31	1.0	34	1.2	(3)	(8.8)
FDIC deposit insurance	67	2.2	63	2.2	4	6.3
Merger expenses	163	5.3	-	-	163	100.0
Other	400	12.9	337	12.0	63	18.7
Total non-interest expense	$3,095	100.0%	$2,816	100.0%	$279	9.9%

Provision for Income Taxes: MIFF recorded income tax expense of $419 thousand in the first quarter of 2025, an increase of $188 thousand, or 81.4%, compared to $231 thousand in the first quarter of 2024. The increase in income tax expense was due to higher taxable income in 2025 as compared to 2024. MIFF’s effective tax rate increased to 18.8% at March 31, 2025, compared to 14.6% at March 31, 2024, which resulted primarily from nondeductible merger expenses and tax-exempt income being a smaller percentage of the taxable income in 2025 as compared to 2024.

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, as necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence.

Liquidity

The Company's liquidity, represented by cash and due from banks, is a product of its operating, investing and financing activities.  The Company's primary source of funds are deposits, securities sold under agreements to repurchase, principal repayments of securities and outstanding loans, funds provided from operations, federal fund borrowings from Atlantic Community Bankers Bank and short and long term Federal Home Loan Bank ("FHLB") advances. In addition, the Company invests excess funds in short-term interest earning assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements.  While scheduled payments from the amortization of loans and securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and repayments on loans and mortgage-backed securities.

The Company strives to maintain sufficient liquidity to fund operations, loan demand and to satisfy fluctuations in deposit levels.  The Company is required to have enough investments to qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound banking operations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  The Company attempts to maintain adequate but not excessive liquidity, and liquidity management is both a daily and long-term function of its business management.  The Company manages its liquidity in accordance with a board of directors-approved asset liability policy, which is administered by its asset-liability committee ("ALCO").  ALCO reports interest rate sensitivity, liquidity, capital and investment-related matters on a quarterly basis to the Company's board of directors.

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and saving withdrawals.  While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At March 31, 2025, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $154.9 million.

Liquidity management is required to ensure that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt service payments, investment commitments, commercial and consumer loan demand, and ongoing operating expenses.  Funding sources include principal repayments on loans, sale of assets, growth in time and core deposits, short and long-term borrowings, investment securities coming due, loan prepayments and repurchase agreements.  Regular loan payments are a dependable source of funds, while the sale of investment securities, deposit growth and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.

The Company manages liquidity on a daily basis.  Management believes that the liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis.

Interest Rate Risk Management

Interest rate risk is the risk to earnings or capital arising from movements in market interest rates. When interest-earning assets and interest-bearing liabilities reprice at different times or in different degrees or when call options are exercised, in response to change in market interest rates, future net interest income is impacted. When interest-earning assets mature or re-price more quickly than interest-bearing liabilities, the balance sheet is considered “asset sensitive”. An asset sensitive position will produce relatively more net interest income when interest rates rise and less net interest income when rates decline. Conversely, when interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, the balance sheet is considered “liability sensitive”. A liability sensitive position will produce relatively more net interest income when interest rates fall and less net interest income when rates increase. The Company considers interest rate risk to be a significant risk and manages its exposure through policies approved by its Asset Liability Committee ("ALCO") and Board of Directors. ALCO reviews periodic reports of the Company's interest rate risk position, including results of simulation analysis. Simulation analysis applies interest rate shocks, hypothetical immediate shifts in interest rates, to the Company’s financial instruments and determines the impact to projected one-year net interest income and other key measures. The following table shows the results of rate shocks on net interest income projected for one year from the reporting date. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

	Changes in Projected Net Interest Income
	as of March 31,
Rate Shift (basis points)	2025	2024
400	-10.72%	-17.08%
300	-7.63%	-12.49%
200	-4.66%	-7.70%
100	-2.18%	-3.56%
(-)100	2.19%	3.94%
(-)200	0.78%	4.19%
(-)300	-3.62%	2.51%
(-)400	-5.33%	2.82%

Results of the net interest income simulation indicate that the Company is liability sensitive as of March 31, 2025 and March 31, 2024. The simulation process requires certain estimates and assumptions including, but not limited to, asset growth, the mix of assets and liabilities, the interest rate environment and local and national economic conditions. Asset growth and the mix of assets can, to a degree, be influenced by management. Other areas, such as the interest rate environment and economic factors, cannot be controlled. In addition, competitive pressures can make it difficult to price deposits and loans in a manner that optimally minimizes interest rate risk. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes; changes in market conditions and customer behavior; and changes in management strategies.

While the asset/liability management program is designed to protect the Company over the long term, it does not provide near-term protection from interest rate shocks, as interest rate sensitive assets and liabilities do not by their nature move up or down in tandem in response to changes in the overall rate environment. The Company’s profitability in the near-term may be temporarily negatively affected in a period of rapidly rising or rapidly falling rates, because it takes some time for the Company’s portfolio to reflect changes to offering rates in response to a new interest rate environment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Report, were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2025, as required by paragraph (d) Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

At March 31, 2025, the Company was not involved in any legal proceedings other than routine legal proceedings in the ordinary course of business, which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by government authorities.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) There was no information the Company was required to disclose in a report on Form 8-K during the fiscal quarter ended March 31, 2025 that was not disclosed.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the fiscal quarter ended March 31, 2025.

(c) During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-284191 filed on January 10, 2025).

3.2	3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 (File No. 333-284191) filed on January 10, 2025).

31.1	31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	32.1 Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

101

The following materials from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIFFLINBURG BANCORP, INC.

/s/ Jeffrey J. Kapsar

Date: May 15, 2025	By:
Jeffrey J. Kapsar, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey J. Kapsar
	President, Chief Executive Officer and	May 15, 2025
Jeffrey J. Kapsar	Director (Principal Executive Officer)

/s/ Thomas C. Graver, Jr.	Senior Executive Vice President and Chief Financial Officer (Principal
	Financial Officer and Principal Accounting Officer)	May 15, 2025
Thomas C. Graver, Jr.

/s/ Richard J. Drzewiecki	Director	May 15, 2025

Richard J. Drzewiecki

/s/ Robert C. Musser	Director	May 15, 2025

Robert C. Musser

/s/ Robert S. Pierce	Director	May 15, 2025

Robert S. Pierce

/s/ Betsy K. Robertson	Director	May 15, 2025

Betsy K. Robertson

/s/ Bradley E. Moyer	Director	May 15, 2025

Bradley E. Moyer