Form 10-Q
period 2025-06-30
STEELE BANCORP INC
filed 2025-08-14
CIK 779227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to                       .

Commission File No. 333-284191

Steele Bancorp, Inc.

(Exact name of Registrant as specified in its Charter)

Pennsylvania	23-2362874
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 East Chestnut Street Mifflinburg, PA	17844
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (570) 966-1041

Mifflinburg Bancorp, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2025, the registrant had 3,405,061 shares of voting common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Steele Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2025	2024 *
Assets
Cash and due from banks	$7,224	$4,580
Interest-bearing demand deposits	4,681	3,213
Federal funds sold	9,111	1,386

Total cash and cash equivalents	21,016	9,179

Interest-bearing time deposits	8,646	10,369
Debt securities available-for-sale, at fair value	107,137	116,053
Marketable equity securities, at fair value	265	268
Restricted investments in bank stock, at cost	2,533	2,300

Loans	467,613	436,339
Allowance for credit losses	(4,636)	(4,379)

Loans, net	462,977	431,960

Premises and equipment, net	7,989	8,251
Accrued interest receivable	1,903	1,804
Other real estate owned	78	-
Bank owned life insurance	13,092	12,966
Net deferred tax asset	2,068	2,247
Other assets	1,535	1,305

Total Assets	$629,239	$596,702

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing deposits	$81,741	$69,746
Interest-bearing deposits	432,867	419,783

Total deposits	514,608	489,529

Repurchase agreements	1,242	1,143
Federal Home Loan Bank advances	47,085	43,050
Accrued interest payable	1,951	1,736
Other liabilities	5,287	5,327

Total Liabilities	570,173	540,785
Commitments and Contingencies

Redeemable Common Stock Held By Employee Stock Ownership Plan	1,950	1,877

Stockholders' Equity
Common stock, par value $1.00 per share; authorized 5,000,000 shares; issued 2,160,000 shares; outstanding 1,858,536 shares as of June 30, 2025 and December 31, 2024	2,160	2,160
Capital surplus	1,899	1,899
Retained earnings	66,264	64,013
Accumulated other comprehensive loss	(3,526)	(4,424)
Treasury stock, at cost: 2025: 301,464 shares; 2024: 301,464 shares	(7,731)	(7,731)

Total Stockholders' Equity	59,066	55,917

Less maximum cash obligation to ESOP shares	1,950	1,877
Total Stockholders’ Equity Less Maximum Cash Obligations Related to ESOP Shares	57,116	54,040

Total Liabilities and Stockholders' Equity	$629,239	$596,702

See accompanying notes to consolidated financial statements

* Derived from consolidated audited financial statements

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans	$6,735	$5,416	$13,142	$10,583
Interest-bearing deposits in banks	121	140	237	286
Federal funds sold	4	16	10	24
Securities:
Taxable	486	470	1,017	943
Tax-exempt	292	309	587	616
Dividends	69	52	117	98

Total Interest and Dividend Income	7,707	6,403	15,110	12,550

Interest Expense
Deposits	2,341	2,082	4,559	4,112
Federal Home Loan Bank advances	378	185	820	356
Other borrowings	-	115	1	231

Total Interest Expense	2,719	2,382	5,380	4,699

Net Interest Income	4,988	4,021	9,730	7,851

Provision for credit losses	156	30	162	30

Net Interest Income after provision for credit losses	4,832	3,991	9,568	7,821

Noninterest Income
Service charges on deposit accounts	130	112	261	217
ATM fees and debit card income	187	196	370	378
Mortgage banking revenue	66	59	108	136
Commissions from investment product sales	29	14	78	44
Gain on sale of premises	-	-	52	-
Net marketable equity security loss	(10)	(83)	(3)	(32)
Earnings on bank owned life insurance	63	63	126	127
Other	62	54	120	118

Total Noninterest Income	527	415	1,112	988

Noninterest Expense
Salaries and employee benefits	1,892	1,774	3,687	3,525
Net occupancy and equipment expense	296	301	598	600
Loss on sale of other real estate owned	-	-	-	6
Data processing fees	169	172	346	344
Pennsylvania shares tax	109	114	223	221
Professional fees	33	29	79	79
Advertising expense	44	31	75	65
FDIC deposit insurance	68	64	136	126
Merger expenses	85	-	248	-
Other	436	360	835	695

Total Noninterest Expense	3,132	2,845	6,227	5,661

Income Before Income Taxes	2,227	1,561	4,453	3,148

Income Taxes	407	238	827	469

Net Income	$1,820	$1,323	$3,626	$2,679

Earnings Per Share - Basic and Diluted	$0.98	$0.71	$1.95	$1.44

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$1,820	$1,323	$3,626	$2,679

Other Comprehensive Income

Unrealized holding gains (losses) on debt securities available-for-sale, net of income taxes of $68 and ($182) as of the three months ended and $239 and ($342) as of the six months ended, respectively	256	(687)	898	(1,289)

Other comprehensive income (loss)	256	(687)	898	(1,289)

Total Comprehensive Income	$2,076	$636	$4,524	$1,390

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

				Accumulated Other		Maximum Cash Obligation
	Common Stock	Capital Surplus	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Related to ESOP Shares	Total
Balance, December 31, 2023	$2,160	$1,899	$62,227	$(3,769)	$(7,731)	$(1,764)	$53,022

Net income	-	-	1,356	-	-	-	1,356
Other comprehensive loss	-	-	-	(602)	-	-	(602)
Change related to ESOP shares	-	-	-	-	-	(105)	(105)
Balance, March 31, 2024	$2,160	$1,899	$63,583	$(4,371)	$(7,731)	$(1,869)	$53,671

Net income	-	-	1,323	-	-	-	1,323
Other comprehensive loss	-	-	-	(687)	-	-	(687)
Change related to ESOP shares	-	-	-	-	-	367	367
Cash dividends declared ($0.72 per share)	-	-	(1,338)	-	-	-	(1,338)
Balance, June 30, 2024	$2,160	$1,899	$63,568	$(5,058)	$(7,731)	$(1,502)	$53,336

				Accumulated Other		Maximum Cash Obligation
	Common Stock	Capital Surplus	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Related to ESOP Shares	Total
Balance, December 31, 2024	$2,160	$1,899	$64,013	$(4,424)	$(7,731)	$(1,877)	$54,040

Net income	-	-	1,806	-	-	-	1,806
Other comprehensive income	-	-	-	642	-	-	642
Change related to ESOP shares	-	-	-	-	-	75	75
Balance, March 31, 2025	$2,160	$1,899	$65,819	$(3,782)	$(7,731)	$(1,802)	$56,563

Net income	-	-	1,820	-	-	-	1,820
Other comprehensive loss	-	-	-	256	-	-	256
Change related to ESOP shares	-	-	-	-	-	(148)	(148)
Cash dividends declared ($0.74 per share)	-	-	(1,375)	-	-	-	(1,375)
Balance, June 30, 2025	$2,160	$1,899	$66,264	$(3,526)	$(7,731)	$(1,950)	$57,116

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
Cash Flows from Operating Activities	2025	2024
Net income	$3,626	$2,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	235	239
Net accretion of discounts and premiums on securities	(209)	(125)
Deferred income tax (benefit) expense	(60)	3
Provision for credit losses	162	30
Increase in accrued interest receivable	(99)	(129)
Increase in accrued interest payable	215	312
Increase in cash surrender value of bank owned life insurance	(126)	(127)
Net marketable equity security losses	3	32
Origination of loans held for sale	(1,692)	(2,604)
Proceeds from loans sold	1,733	2,663
Gain on sale of loans	(41)	(59)
Gains on disposition of premises and equipment	(52)	-
Loss on sale of foreclosed real estate	-	6
Change in other assets and liabilities, net	(169)	(223)

Net Cash Provided by Operating Activities	3,526	2,697

Cash Flows from Investing Activities
Debt securities available-for-sale:
Purchases	-	(395)
Proceeds from paydowns, maturities and calls	10,261	5,173
Net increase in loans	(31,357)	(16,386)
Decrease of interest-bearing time deposits	1,723	3,704
Increase in restricted investments in bank stock	(233)	(42)
Proceeds from sale of premises and equipment	121	-
Proceeds from sale of foreclosed real estate	-	50
Purchases of premises and equipment	(42)	(182)

Net Cash Used in Investing Activities	(19,527)	(8,078)

Cash Flows from Financing Activities
Increase in deposits	25,079	6,796
Proceeds from Federal Home Loan Bank advances	38,585	2,521
Repayment of Federal Home Loan Bank advances and Federal Funds Purchased	(34,550)	(1,200)
(Decrease) in Federal Funds purchased	-	(435)
Increase in repurchase agreements	99	4
Dividends paid on common stock	(1,375)	(1,338)

Net Cash Provided by Financing Activities	27,838	6,348

Net increase in cash and cash equivalents	11,837	967

Cash and Cash Equivalents, Beginning of Year	9,179	12,206

Cash and Cash Equivalents, End of Year	$21,016	$13,173

Supplementary Cash Flows Information
Interest paid	$5,165	$4,387
Supplementary Disclosure of Noncash Transactions
Other real estate acquired in settlement of loans	$78	$-
Increase (decrease) in maximum cash obligation related to ESOP shares	$73	$(262)

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

1.         Description of Business and Summary of Significant Accounting Policies

Steele Bancorp, Inc. (the Bancorp) is a Pennsylvania Corporation organized as the holding company of Central Penn Bank & Trust (the Bank) (collectively, the "Company"). The Bank is a state chartered commercial bank located in Mifflinburg, Pennsylvania, whose principal sources of revenues are derived from its commercial, mortgage, residential real estate, and consumer loan financing as well as a variety of deposit services provided to customers serviced by its seven offices. Milestone Insurance Services, LLC (Milestone) was formed in 2003 and is a wholly owned subsidiary of the Bank. Milestone is licensed to sell title insurance. The Bancorp is supervised by the Board of Governors of the Federal Reserve System while the Bank is subject to regulation and supervision by the Federal Deposit Insurance Company and the Pennsylvania Department of Banking and Securities.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim reporting and with applicable quarterly reporting regulations for the U.S. Securities and Exchange Commission ("SEC").  They do not include all of the information and notes required by GAAP for complete financial statements.  As such, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, included in the Company's Special Financial Report on Form 10-K for the year ended  December 31, 2024 ("2024 Form 10-K").

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

The results of operations for the three and six months ended June 30, 2025, is not necessarily indicative of results of operations for the full year or any other interim period.  The Company's significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the 2024 Form 10-K.  There have been no significant changes to the application of significant accounting policies since December 31, 2024.

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

Steele Bancorp, Inc. and Subsidiary

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

2.         Securities

The amortized cost and fair value of debt securities available-for-sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows (in thousands):

	June 30, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury	$2,202	$21	$-	$2,223	$2,194	$9	$(1)	$2,202
U.S. government agencies	20,942	41	(184)	20,799	25,865	11	(427)	25,449
Taxable state and municipal	6,066	-	(401)	5,665	6,142	-	(511)	5,631
Tax exempt state and municipal	54,162	9	(3,480)	50,691	55,696	3	(3,903)	51,796
U.S. government sponsored enterprise mortgage-backed	25,197	79	(432)	24,844	27,723	31	(656)	27,098
Corporate	3,031	-	(116)	2,915	4,034	-	(157)	3,877

Total debt securities available-for-sale	$111,600	$150	$(4,613)	$107,137	$121,654	$54	$(5,655)	$116,053

Accrued interest receivable on available-for-sale securities totaled $570,000 and $620,000 at  June 30, 2025 and December 31, 2024, respectively and is included in Accrued Interest Receivable on Consolidated Balance Sheets. Amount was excluded from the estimate of credit losses.

The deferred tax asset for the net unrealized loss on securities available for sale was $937,000 as of   June 30, 2025 and $1,176,000 as of December 31, 2024.  The deferred tax asset is included in net deferred tax asset on the Consolidated Balance Sheets.

The amortized cost and estimated fair value of debt securities available-for-sale at June 30, 2025, by expected maturity for mortgage-backed securities and debt securities with call features and by contractual maturity for all other securities, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Fair
	Cost	Value

Due in one year or less	$12,558	$12,422
Due after one year through five years	66,574	65,216
Due after five years through ten years	28,586	26,193
Due after ten years	3,882	3,306

Total	$111,600	$107,137

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following tables show the Company's debt securities available-for-sale gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of  June 30, 2025 and  December 31, 2024 (in thousands):

June 30, 2025	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury	$-	$-	$250	$-	$250	$-
U.S. government agencies	9,945	82	5,235	102	15,180	184
Taxable state and municipal	-	-	5,165	401	5,165	401
Tax-exempt state and municipal	5,712	55	43,043	3,425	48,755	3,480
U.S. government sponsored enterprise mortgage-backed	7,024	69	9,270	363	16,294	432
Corporate	-	-	2,916	116	2,916	116

Total debt securities available-for-sale	$22,681	$206	$65,879	$4,407	$88,560	$4,613

December 31, 2024	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury	$-	$-	$248	$1	$248	$1
U.S. government agencies	11,650	235	10,169	192	21,819	427
Taxable state and municipal	-	-	5,631	511	5,631	511
Tax-exempt state and municipal	6,646	96	43,673	3,807	50,319	3,903
U.S. government sponsored enterprise mortgage-backed	11,450	140	9,492	516	20,942	656
Corporate	498	-	3,379	157	3,877	157

Total debt securities available-for-sale	$30,244	$471	$72,592	$5,184	$102,836	$5,655

At June 30, 2025, the $206,000 unrealized loss (less than 12 months) was attributed to 32 different securities. The $4,407,000 unrealized loss (12 months or more) was attributed to 174 securities. At December 31, 2024, the $471,000 unrealized loss (less than 12 months) was attributed to 42 different securities. The $5,184,000 unrealized loss (12 months or more) was attributed to 192 securities. None of the unrealized losses are individually significant. Management believes, based upon an evaluation of the issuers of the debt securities, that the unrealized losses on debt securities were the result of fluctuations in market interest rates subsequent to purchase and not a result of credit risk. Management has the intent and ability to hold investments and does not believe it will have to sell the securities until the earlier of maturity or market price recovery.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no Allowance for Credit Loss on securities available for sale was recorded as of  June 30, 2025 and December 31, 2024. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions.

The Company did not sell or recognize any gain or loss for any securities for the three and six months ended June 30, 2025 and 2024.

Securities with a carrying value of $71,687,000 and $73,585,000 at  June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes as required by law.

As of  June 30, 2025 and December 31, 2024, the Company had $265,000 and $268,000, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net change in the unrealized gain (loss) recognized during the period on marketable equity securities	$(10)	$(83)	$(3)	$(32)
Add: Net realized gain (loss) recognized on marketable equity securities sold during the period	-	-	-	-

Net gain (loss) recognized in net income during the period on marketable equity securities still held at the reporting date	$(10)	$(83)	$(3)	$(32)

Restricted Investments in Bank Stock

Restricted investments in bank stock represent required investments in the common stock of correspondent banks and consist of common stock of the Federal Home Loan Bank of Pittsburgh (FHLB) of $2,488,000 and $2,255,000 at  June 30, 2025 and December 31, 2024, respectively, and other correspondent banks of $45,000 at  June 30, 2025 and December 31, 2024. As a member of the FHLB, the Bank is required to maintain an investment in FHLB stock based on mortgage loans, advances and other criteria. As no active market exists for this stock, it is carried at cost. All FHLB stock is pledged as collateral for FHLB advances. The Company evaluated its holding of FHLB stock for impairment and deemed the stock to not be impaired at  June 30, 2025 and  December 31, 2024 . In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based upon review of financial information the FHLB has made publicly available.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

3.         Loans and Other Real Estate Owned ("OREO")

Major categories of loans are summarized as follows as of  June 30, 2025 and  December 31, 2024 (in thousands):

	2025	2024

Commercial	$87,496	$87,990
Commercial real estate	243,121	212,595
Residential mortgage	121,913	121,345
Home equity	8,423	7,186
Consumer, other	1,169	1,526
Consumer, automobile	6,387	6,516

	468,509	437,158
Less: net deferred loan fees	(896)	(819)

Total loans net of deferred loan fees	467,613	436,339

Less: allowance for credit losses	(4,636)	(4,379)

Net Loans	$462,977	$431,960

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for loans, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $1,286,000 and $1,179,000 at  June 30, 2025 and December 31, 2024, respectively, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

Other Real Estate Owned

Foreclosed assets held for sale consist of real estate acquired in settlement of foreclosed loans and is initially recorded at fair value less estimated costs to sell at the time of transfer from loans to foreclosed, establishing a new cost basis. Subsequent to the transfer, foreclosed assets are carried at the lower of the adjusted cost or fair value less costs to sell. Additional write-downs are charged against operating expenses. Costs related to the acquisition and holding of foreclosed assets are charged to operations when incurred. The fair value of real estate acquired through foreclosure is generally determined by reference to an outside appraisal. The Company held $78,000 in foreclosed assets as of June 30, 2025. The Company did not hold any foreclosed assets as of December 31, 2024.  At  June 30, 2025 there were no loans in the process of foreclosure. There was one residential loan in the amount of $75,000 in the process of foreclosure as of December 31, 2024.

Mortgage Servicing

The Company retains the servicing rights on certain mortgage loans sold to the FHLB and Fannie Mae and receives mortgage banking fee income based upon the principal balance outstanding. The mortgage servicing rights recorded as an asset are not material. Total loans serviced for the FHLB and Fannie Mae amounted to $54,087,000 and $54,863,000 at  June 30, 2025 and December 31, 2024, respectively. These mortgage loans sold and serviced by the Company are not reflected in the Company’s Consolidated Balance Sheets.

Steele Bancorp, Inc. and Subsidiary

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of  June 30, 2025 and  December 31, 2024 and gross year-to-date charge-offs for the respective periods (in thousands):

	Term Loans by Year of Origination
June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total

Commercial
Pass	$2,238	$7,629	$2,201	$5,660	$13,421	$7,671	$46,914	$85,734
Special Mention	-	55	361	-	-	451	895	1,762
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial – Total	2,238	7,684	2,562	5,660	13,421	8,122	47,809	87,496

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Commercial Real Estate
Pass	29,832	48,380	32,743	26,103	36,413	55,152	10,314	238,937
Special Mention	-	238	289	567	-	2,641	8	3,743
Substandard	-	-	-	-	430	11	-	441
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial Real Estate – Total	29,832	48,618	33,032	26,670	36,843	57,804	10,322	243,121

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Residential Mortgage
Pass	9,697	15,274	13,247	14,150	18,993	47,633	1,117	120,111
Special Mention	-	450	225	-	101	636	-	1,412
Substandard	-	-	-	-	-	390	-	390
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Residential Mortgage – Total	9,697	15,724	13,472	14,150	19,094	48,659	1,117	121,913

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Home Equity
Pass	-	49	-	-	-	360	8,014	8,423
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Home Equity – Total	-	49	-	-	-	360	8,014	8,423

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Consumer - Other
Pass	258	447	241	83	17	-	99	1,145
Special Mention	-	2	-	-	-	-	-	2
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	22	-	-	-	-	22
Loss	-	-	-	-	-	-	-	-

Consumer - Other – Total	258	449	263	83	17	-	99	1,169

Current Year Gross Charge-Offs	-	9	-	-	-	-	-	9

Consumer – Auto
Pass	1,274	2,143	1,708	870	239	119	-	6,353
Special Mention	-	11	4	-	-	1	-	16
Substandard	-	-	-	12	6	-	-	18
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Consumer - Auto – Total	1,274	2,154	1,712	882	245	120	-	6,387

Current Year Gross Charge-Offs	-	7	-	-	-	-	-	7

Overall – Total	$43,299	$74,678	$51,041	$47,445	$69,620	$115,065	$67,361	$468,509

Steele Bancorp, Inc. and Subsidiary

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

There were no revolving to term loans as of  June 30, 2025 and December 31, 2024.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by past due and nonaccrual status as of  June 30, 2025 and  December 31, 2024 (in thousands):

		Greater		Total Past
		than 90		Due and		Total
	30-89 Days	Days and	Non-	Non-		Loans
June 30, 2025	Past Due	Accruing	accrual	accrual	Current	Receivable

Commercial	$29	$-	$-	$29	$87,467	$87,496
Commercial real estate	391	-	-	391	242,730	243,121
Residential mortgage	258	-	148	406	121,507	121,913
Home equity	-	-	-	-	8,423	8,423
Consumer, other	2	-	-	2	1,167	1,169
Consumer, automobile	47	-	31	78	6,309	6,387

Total	$727	$-	$179	$906	$467,603	$468,509

		Greater		Total Past
		than 90		Due and		Total
	30-89 Days	Days and	Non-	Non-		Loans
December 31, 2024	Past Due	Accruing	accrual	accrual	Current	Receivable

Commercial	$18	$-	$-	$18	$87,972	$87,990
Commercial real estate	-	-	-	-	212,595	212,595
Residential mortgage	282	-	420	702	120,643	121,345
Home equity	-	-	-	-	7,186	7,186
Consumer, other	2	-	-	2	1,524	1,526
Consumer, automobile	121	-	18	139	6,377	6,516

Total	$423	$-	$438	$861	$436,297	$437,158

The following tables present nonaccrual loans, by loan class, as of  June 30, 2025 and  December 31, 2024 (in thousands):

	Nonaccruals	Nonaccruals
	with No	with an
	Allowance	Allowance
	for Credit	for Credit
June 30, 2025	Losses	Losses

Commercial	$-	$-
Commercial real estate	-	-
Residential mortgage	148	-
Home equity	-	-
Consumer, other	-	-
Consumer, automobile	31	-

Total	$179	$-

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Nonaccruals	Nonaccruals
	with No	with an
	Allowance	Allowance
	for Credit	for Credit
December 31, 2024	Losses	Losses

Commercial	$-	$-
Commercial real estate	-	-
Residential mortgage	420	-
Home equity	-	-
Consumer, other	-	-
Consumer, automobile	18	-

Total	$438	$-

During the three and six months ended June 30, 2025 and 2024, no accrued interest receivable was reversed against interest income.

The following tables summarize the activity in the allowance for credit losses by loan class for the six months ended June 30, 2025 and 2024, and the year ended  December 31, 2024 and information in regard to the allowance for credit losses and the recorded investment in loans receivable by loan class as of  June 30, 2025 and  December 31, 2024 (in thousands):

	Beginning			Provisions	Ending
June 30, 2025	Balance	Charge-offs	Recoveries	(Credits)	Balance

Commercial	$1,007	$-	$2	$(68)	$941
Commercial real estate	2,366	-	-	289	2,655
Residential mortgage	823	-	-	24	847
Home equity	83	-	-	17	100
Consumer, other	18	(9)	-	5	14
Consumer, automobile	82	(7)	9	(5)	79

Total	$4,379	$(16)	$11	$262	$4,636

	Beginning			Provisions	Ending
June 30, 2024	Balance	Charge-offs	Recoveries	(Credits)	Balance

Commercial	$793	$-	$-	$(68)	$725
Commercial real estate	1,741	-	-	247	1,988
Residential mortgage	792	-	-	12	804
Home equity	60	-	-	9	69
Consumer, other	44	-	-	(3)	41
Consumer, automobile	85	(8)	3	5	85
Unallocated	346	-	-	(172)	174

Total	$3,861	$(8)	$3	$30	$3,886

	Beginning			Provision	Ending
December 31, 2024	Balance	Charge-offs	Recoveries	(Credits)	Balance

Commercial	$793	$-	$2	$212	$1,007
Commercial real estate	1,741	-	-	625	2,366
Residential mortgage	792	-	-	31	823
Home equity	60	-	-	23	83
Consumer, other	44	(10)	-	(16)	18
Consumer, automobile	85	(52)	9	40	82
Unallocated	346	-	-	(346)	-

Total	$3,861	$(62)	$11	$569	$4,379

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Allowance for Credit Losses			Loans Receivable
	Ending Balance June 30, 2025			Ending Balance June 30, 2025
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total

Commercial	$-	$941	$941	$-	$87,496	$87,496
Commercial real estate	-	2,655	2,655	238	242,883	243,121
Residential mortgage	-	847	847	331	121,582	121,913
Home equity	-	100	100	-	8,423	8,423
Consumer, other		14	14		1,169	1,169
Consumer, automobile	-	79	79	-	6,387	6,387

Total	$-	$4,636	$4,636	$569	$467,940	$468,509

	Allowance for Credit Losses			Loans Receivable
	Ending Balance December 31, 2024			Ending Balance December 31, 2024
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial	$17	$990	$1,007	$964	$87,026	$87,990
Commercial real estate	-	2,366	2,366	289	212,306	212,595
Residential mortgage	3	820	823	852	120,493	121,345
Home equity	-	83	83	-	7,186	7,186
Consumer, other	-	18	18	-	1,526	1,526
Consumer, automobile	-	82	82	-	6,516	6,516

Total	$20	$4,359	$4,379	$2,105	$435,053	$437,158

The Company individually evaluates loans for impairment when a loan meets the following criteria: credit risk rated substandard or doubtful and on non-accrual status, or a previously modified loan that is now past due 30 days or more.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral when the borrower is experiencing financial difficulty. Under ASU 2016-13, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of the collateral. The allowance for credit losses is calculated on an individual loan basis on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The following table details the amortized costs of the collateral dependent loans as of  June 30, 2025 and  December 31, 2024 (in thousands):

	Real Estate	Other
June 30, 2025	Collateral	Collateral	Total

Commercial	$-	$-	$-
Commercial real estate	238	-	238
Residential mortgage	331	-	331
Home equity	-	-	-
Consumer, other	-	-	-
Consumer, automobile	-	-	-

Total	$569	$-	$569

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Real Estate	Other
December 31, 2024	Collateral	Collateral	Total

Commercial	$97	$-	$97
Commercial real estate	-	-	-
Residential mortgage	590	-	590
Home equity	-	-	-
Consumer, other	-	-	-
Consumer, automobile	-	-	-

Total	$687	$-	$687

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

There were no loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2025 and 2024.

There were no loans to borrowers experiencing financial difficulty that defaulted during the three and six months ended June 30, 2025 and 2024 and were modified in the twelve months prior.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses and is included in provision for (recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $277,000 and $377,000 at  June 30, 2025 and December 31, 2024, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets. The following tables present the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended June 30, 2025 and 2024 (in thousands):

Allowance for
Credit Losses
Unfunded
Commitments
Beginning balance, December 31, 2024	$377
(Recovery of) provision for credit losses	(100)
Ending balance, June 30, 2025	$277

Allowance for
Credit Losses
Unfunded
Commitments
Beginning balance, December 31, 2023	$266
Provision for (recovery of) credit losses	-
Ending balance, June 30, 2024	$266

5.         Borrowings

The Company maintains a borrowing agreement with the FHLB of Pittsburgh with an available funding capacity of approximately $155 million as of June 30, 2025. This agreement is subject to annual renewal, incurs no service charges, and is secured by FHLB stock and a blanket security agreement on outstanding residential mortgage loans.

Federal Home Loan Bank advances consist of separate loans with the FHLB of Pittsburgh as of   June 30, 2025 and  December 31, 2024 as follows (dollars in thousands):

	2025		2024
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate

FHLB fixed-rate advances maturing:
2025	$41,585	4.76%	$37,550	4.40%
2026	4,500	4.02	4,500	4.02
2027	500	1.19	500	1.19
2029	500	1.22	500	1.22

Total	$47,085		$43,050

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

6.         Benefits Plans

Section 401(k) Plan

The Company sponsors a contributory defined contribution Section 401(k) plan covering substantially all employees who have completed one year of service, have worked 1,000 hours and have attained age twenty-one. The plan permits employees to make pretax contributions which are matched by the Company up to four percent of the employee's compensation. The Company's contributions were $89,000 and $81,000 for the six months ended June 30, 2025 and 2024, respectively. Contributions made by the Company vest immediately.

The Company has a profit-sharing employer contribution component to the 401(k) Plan. The profit-sharing employer contribution is made at the discretion of management and the Board of Directors based upon current year earnings. The Company's contributions were $162,000 and $153,000 for the six months ended June 30, 2025 and 2024, respectively. Contributions made by the Company vest ratably beginning after the second year of service and are fully vested after an employee completes six years of service.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP) covering substantially all employees who have completed one year of service, have worked 1,000 hours and have attained age twenty-one. Contributions to the plan are permitted based upon management’s discretion. The Company did not make any contributions to the plan during the six months ended June 30, 2025 and 2024. Contributions made by the Company vest ratably beginning after the second year of service and are fully vested after an employee completes six years of service. The number of shares held by the plan were 74,715 at  June 30, 2025 and 75,080 at   December 31, 2024. All shares are allocated to participants.

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

As of  June 30, 2025 and December 31, 2024, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

As of	June 30, 2025	December 31, 2024

Shares held by the ESOP	74,715	75,080
Fair value per share	$26.10	$25.00
Maximum cash obligation	$1,950,062	$1,877,000

Deferred Directors' Compensation

The Company maintains deferred compensation plans with directors through which the payments of the directors' fees are deferred. The future liability of these agreements, which is payable in ten annual installments, was financed through the purchase of life insurance contracts.

The present value of the future liability of the plans at  June 30, 2025 and  December 31, 2024 was $862,000 and $890,000, respectively, and is included in Other Liabilities in the consolidated balance sheets. The related expenses amounted to $40,000 and $89,000 for  June 30, 2025 and December 31, 2024, respectively.

Supplemental Retirement Plans

The Company has an unfunded, non-qualified supplemental executive retirement plan (SERP) for certain key executives. The SERP is designed to provide certain executives, upon attaining age 65, with projected annual distributions. The liability of the SERP at  June 30, 2025 and  December 31, 2024 was $1,569,000 and $1,521,000, respectively, and is included in Other Liabilities in the consolidated balance sheets. The related expense amounted to $86,000 and $90,000 for the periods ended  June 30, 2025 and December 31, 2024, respectively. The Company offsets the cost of these plans through the purchase of bank-owned life insurance as noted below.

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

The Company recognizes a liability for postretirement benefits provided through an endorsed split-dollar life insurance arrangement. The liability for post-retirement benefits under these arrangements was $866,000 and $843,000 at  June 30, 2025 and December 31, 2024, respectively, and is included in Other Liabilities on the Consolidated Balance Sheets. Expense in the six months ended June 30, 2025 and 2024 was $23,000 and $2,000, respectively.

The Company holds bank-owned life insurance (BOLI) with a cash value of $13,092,000 and $12,966,000 at  June 30, 2025 and December 31, 2024, respectively. No additional split-dollar life insurance policies were added during the six months ended June 30, 2025 or the year-ended December 31, 2024. The Plan provides that the Company and the officers and directors share in the rights to the death benefits of bank owned split-dollar life insurance policies (the "BOLI Policies") and provides for additional compensation to the officers and directors, equal to any income tax consequences related to the Supplemental Plan until retirement. The amount of the BOLI Policies has been calculated so that the projected increases in their cash surrender value will substantially offset the Company's expense related to the Supplemental Retirement Plans. In addition, the BOLI Policies are intended to provide the directors with $100,000 of supplemental life insurance and the executive officers with supplemental life insurance equal to three times salary. Neither the insurance company nor the Company has guaranteed any minimum cash value.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

7.         Regulatory Matters

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

Management believes, as of June 30, 2025, that the Bank meets all capital adequacy requirements to which they are subject. As of June 30, 2025, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are as follows as of  June 30, 2025 and  December 31, 2024 (dollar in thousands):

			To be Well Capitalized
			under Prompt Corrective
June 30, 2025	Actual		Action Provisions (CBLR)
	Amount	Ratio	Amount	Ratio

Tier 1 (Core) Capital to average total assets Bank	$59,765	9.79%	$54,960	9.00%

			To be Well Capitalized
			under Prompt Corrective
December 31, 2024	Actual		Action Provisions (CBLR)
	Amount	Ratio	Amount	Ratio

Tier 1 (Core) Capital to average total assets Bank	$57,520	9.67%	$53,531	9.00%

The Federal Reserve Bank has established capital guidelines for bank holding companies. These guidelines allow small bank holding companies, as defined, an exemption from regulatory capital requirements. The Bancorp meets the eligibility criteria and is exempt from regulatory capital requirements.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Dividends

Banking regulations limit the amount of dividends that may be paid by the Bank to the Company without prior regulatory approval and are subject to the minimum capital ratio requirements noted above.

8.         Fair Value Measurements

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

Steele Bancorp, Inc. and Subsidiary

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the balances of financial assets measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2025	Total	(Level 1)	(Level 2)	(Level 3)

Debt securities available-for-sale:
U.S. Treasury	$2,223	$2,223	$-	$-
U.S. government agencies	20,799	-	20,799	-
Taxable state and municipal	5,665	-	5,665	-
Tax-exempt state and municipal	50,691	-	50,691	-
U.S. government sponsored enterprise mortgage-backed	24,844	-	24,844	-
Corporate	2,915	-	2,915	-

Total Debt Securities Available-for-Sale	$107,137	$2,223	$104,914	$-

Marketable equity securities	$265	$265	$-	$-

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2024	Total	(Level 1)	(Level 2)	(Level 3)

Debt securities available-for-sale:
U.S. Treasury	$2,202	$2,202	$-	$-
U.S. government agencies	25,449	-	25,449	-
Taxable state and municipal	5,631	-	5,631	-
Tax-exempt state and municipal	51,796	-	51,796	-
U.S. government sponsored enterprise mortgage-backed	27,098	-	27,098	-
Corporate	3,877	-	3,877	-

Total Debt Securities Available-for-Sale	$116,053	$2,202	$113,851	$-

Marketable equity securities	$268	$268	$-	$-

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans Held for Sale

Loans held for sale are carried at the lower of cost of fair value.  These loans currently consist of one-to-four family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2).  As such, the Company records any fair value adjustments on a recurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale at  June 30, 2025 or December 31, 2024.

Collateral Dependent Loans with an ACL

In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the ACL are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. The bank held no collateral dependent loans with an allowance at June 30, 2025 and December 31, 2024.

Other Real Estate Owned

Other real estate owned (OREO) is measured at fair value less costs to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained, or if declines in value are identified after a recent appraisal is received, appraisal values may be discounted, resulting in a Level 3 estimate. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. Fair value adjustments are recorded in the period incurred and expensed against current earnings. The Bank held one OREO property at  June 30, 2025 totaling $78,000. The Bank held no OREO at December 31, 2024.

The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of  June 30, 2025 (dollars in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2025	Total	(Level 1)	(Level 2)	(Level 3)

OREO	$78	$-	$-	$78

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value at  June 30, 2025 (in thousands):

		Valuation	Unobservable	Range
June 30, 2025	Fair Value	Technique	Input	(Weighted Average)

			Liquidation expenses	10% (10)%
OREO	$78	Appraisal of collateral	Appraisal adjustments	49% (49)%

The Company had no financial liabilities measured at fair value on a nonrecurring basis as of  June 30, 2025 or December 31, 2024.

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

The estimated fair values (in thousands) of the Company's financial instruments were as follows at  June 30, 2025 and December 31, 2024.

	Carrying	Fair
June 30, 2025	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$21,016	$21,016	$21,016	$-	$-
Interest-bearing time deposits	8,646	8,659	-	8,659	-
Debt securities available-for-sale	107,137	107,137	2,223	104,914	-
Marketable equity securities	265	265	265	-	-
Restricted investments in bank stock	2,533	2,533	-	2,533	-
Loans, net	462,977	457,343	-	-	457,343
Accrued interest receivable	1,903	1,903	-	1,903	-
Bank owned life insurance	13,092	13,092	-	13,092	-

Financial liabilities:
Deposits	514,608	514,218	-	514,218	-
Repurchase agreements	1,242	1,242	-	1,242	-
FHLB advances	47,085	47,045	-	47,045	-
Accrued interest payable	1,951	1,951	-	1,951	-

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Carrying	Fair
December 31, 2024	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$9,179	$9,179	$9,179	$-	$-
Interest-bearing time deposits	10,369	10,355	-	10,355	-
Debt securities available-for-sale	116,053	116,053	2,202	113,851	-
Marketable equity securities	268	268	268	-	-
Restricted investments in bank stock	2,300	2,300	-	2,300	-
Loans, net	431,960	426,034	-	-	426,034
Accrued interest receivable	1,804	1,804	-	1,804	-
Bank owned life insurance	12,966	12,966	-	12,966	-

Financial liabilities:
Deposits	489,529	489,001	-	489,001	-
Repurchase agreements	1,143	1,143	-	1,143	-
FHLB advances	43,050	42,839	-	42,839	-
Accrued interest payable	1,736	1,736	-	1,736	-

9.         Earnings Per Share

Earnings Per Share

The Company does not have any common stock equivalents and, therefore, basic earnings per share, which represents net income divided by the weighted average shares outstanding during the period is the same as diluted earnings per share. ESOP shares are considered outstanding for this calculation unless unearned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024

Net income attributable to common stock	$1,820	$1,323	$3,626	$2,679

Denominator:
Weighted average common shares outstanding (basic)	1,858,536	1,858,536	1,858,536	1,858,536
Weighted average common shares outstanding (diluted)	1,858,536	1,858,536	1,858,536	1,858,536

Earnings per share:
Basic	$0.98	$0.71	$1.95	$1.44
Diluted	$0.98	$0.71	$1.95	$1.44

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

10.         Accumulated Other Comprehensive Income

The following tables provide information about components of accumulated other comprehensive income (loss) as of the dates indicated:

	Net Unrealized Loss on Securities	Accumulated Other Comprehensive Loss
Balance at March 31, 2024	$(4,371)	$(4,371)
Unrealized holding loss on available for sale securities, net of tax ($182)	(687)	(687)
Balance at June 30, 2024	$(5,058)	$(5,058)

Balance at March 31, 2025	$(3,782)	$(3,782)
Unrealized holding gain on available for sale securities, net of tax $68	256	256
Balance at June 30, 2025	$(3,526)	$(3,526)

Balance at December 31, 2023	$(3,769)	$(3,769)
Unrealized holding loss on available for sale securities, net of tax ($342)	(1,289)	(1,289)
Balance at June 30, 2024	$(5,058)	$(5,058)

Balance at December 31, 2024	$(4,424)	$(4,424)
Unrealized holding gain on available for sale securities, net of tax $239	898	898
Balance at June 30, 2025	$(3,526)	$(3,526)

11.        Acquisition of Northumberland Bancorp

Mifflinburg Bancorp, Inc. (“MIFF”), the bank holding company for Mifflinburg Bank and Trust Company, and Northumberland Bancorp (“NUBC”), the bank holding company for The Northumberland National Bank, jointly announced on July 2, 2025 that, in connection with their proposed strategic merger of equals, they have received the requisite regulatory approvals and waivers from the Pennsylvania Department of Banking and Securities, the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Philadelphia to complete their transaction on the terms and subject to the conditions of the Agreement and Plan of Merger, dated as of September 24, 2024, as amended on December 4, 2024, by and between MIFF and NUBC.

On August 1, 2025, Jeffrey J. Kapsar, President and Chief Executive Officer of Steele Bancorp, Inc., announced the completion of the merger of Northumberland Bancorp (“Northumberland”) with and into Mifflinburg Bancorp, Inc. (“Mifflinburg”), and the merger of The Northumberland National Bank (“Norry Bank”) with and into Mifflinburg Bank and Trust Company (“Mifflinburg Bank”).  In connection with the mergers, effective August 1, 2025, Mifflinburg changed its name to Steele Bancorp, Inc. (“Steele”), and Mifflinburg Bank changed its name to Central Penn Bank & Trust (“Central Penn”).

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF STEELE BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of the financial condition and results of operations of Steele Bancorp, Inc. (“Steele”). Please refer to the financial statements and other information in this report as well as the Company's Form SP 15D2 for an understanding of the following discussion and analysis.

Subsequent events have been considered through the date of this filing on Form 10-Q.

Steele is a financial holding company that, through its sole subsidiary Central Penn Bank & Trust “CPBT”, provides full-service banking to individual, municipality and corporate customers. CPBT operates thirteen offices spanning the counties of Union, Snyder, Northumberland and Centre in Northcentral Pennsylvania. Gathering deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and include various types of checking accounts, statement savings, money market accounts, interest checking accounts, individual retirement accounts, and certificates of deposit. Milestone Insurance Services, LLC (Milestone) was formed in 2003 and is a wholly owned subsidiary of the CPBT. Milestone is licensed to sell title insurance. Steele is supervised by the Board of Governors of the Federal Reserve System while CPBT is subject to regulation and supervision by the Federal Deposit Insurance Company and the Pennsylvania Department of Banking and Securities.

Steele’s core strategy is to further its mission of being an independent bank which strives to be the community bank you keep for life by providing quality financial services to its customers, a rewarding work environment for its employees, exceptional long-term value for its shareholders and an unwavering commitment to community reinvestment.

Steele’s revenues consist primarily of interest income it earns on loans and investments. Interest income is partially offset by interest expense incurred on deposits, borrowings and other interest-bearing liabilities. Net interest income is affected by the balances of interest-earning assets and interest-bearing liabilities and their relative interest rates. Net interest income is typically further reduced by Steele’s provision for credit losses.

Non-interest income also contributes to Steele’s operating results, consisting of service charges and fees, interchange fees, brokerage, and gains and losses on the sales of securities and loans. Non-interest expenses, which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising and other general and administrative expenses, are Steele’s primary expenditures incurred as a result of Steele’s operations.

Financial institutions like Steele are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. Steele’s operations and lending are concentrated in Northcentral Pennsylvania in Union, Snyder, Northumberland, and Centre Counties, and Steele’s operations are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in Steele’s primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact Steele.

To operate successfully, Steele must manage various types of risk, including but not limited to: interest rate risk, credit risk, liquidity risk, operational and information technology risk, reputation risk, and compliance risk.

Cautionary Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward -looking statements are not statements of current or historical fact and involve substantial risks and uncertainties. Words such as “anticipates,” “believes,” estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should” and other similar expressions can be used to identify forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Among the risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements include, but are not limited to the following: costs or difficulties associated with newly developed or acquired operations; risks related to the merger with Northumberland Bancorp; changes in consumer demand for financial services; our ability to control costs and expenses; adverse developments in borrower industries and, in particular, declines in real estate values; changes in and compliance with federal and state laws that regulate our business and capital levels; our ability to raise capital as needed; and the other factors discussed in other reports Steele may file with the U.S. Securities and Exchange Commission (the “SEC”) . We do not undertake and specifically disclaim any obligation to publicly revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, expect as required by law. Accordingly, readers should not place undue reliance on forward-looking statements.

Market Conditions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to measure Steele’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on Steele’s operations is related to increases in operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Steele manages interest rate risk in several ways. There can be no assurance that Steele will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond its control. Additionally, inflation may adversely impact the financial condition of Steele’s borrowers and could impact their ability to repay their loans, which could negatively affect Steele’s asset quality through higher delinquency rates and increased charge-offs. Management carefully considers the impact of inflation and rising interest rates on Steele borrowers in managing credit risk related to the loan portfolio.

Critical Accounting Policies

Critical accounting policies are most important to the portrayal of the Company's financial condition or results of operations and require management's most difficult, subjective, and complex judgements about matters that are inherently uncertain.  If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company's financial condition or results of operations may be materially impacted.  The Company has designated the governing of the allowance for credit losses on loans as the critical accounting policy.  The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed.  Please refer to the Company's Note 1: Description of Business and Summary of Significant Accounting Policies in the Financial Statements included in Item 1 of this report for information on these and other accounting policies.

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

Performance Summary

The following table presents CPBT's key ratios and other performance data year-to-date as of the periods indicated.

($ in thousands)	June 30, 2025	December 31, 2024	June 30, 2024

Average Balances
Cash and due from banks	$5,567	$5,510	$5,481
Interest-bearing deposits	11,596	15,540	17,243
Securities available for sale, at fair value	120,237	125,023	126,069
Mortgage loans held for sale	39	48	61
Loans, gross	451,466	405,159	395,084
Loans, net of allowance for credit losses	447,057	401,292	391,247
Total assets	606,629	573,353	561,944

Noninterest bearing deposits	82,370	81,328	79,091
Interest-bearing and savings deposits	288,586	282,389	276,761
Time deposits	132,316	117,729	114,854
Total deposits	503,272	481,446	470,706
Stockholders' equity	$58,014	$56,129	$55,112

Financial Ratios
Return on average assets	1.21%	0.78%	0.96%
Return on average equity	12.60%	7.98%	9.78%
Efficiency ratio	58.31%	70.08%	64.26%

Allowance for Loan Credit Losses
Beginning balance	$4,379	$3,861	$3,861
Provision for credit losses	262	569	30
Charge-Offs	(16)	(62)	(8)
Recoveries	11	11	3
Ending balance	$4,636	$4,379	$3,886

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total assets at June 30, 2025, were $629.2 million, an increase of $32.5 million, or 5.5 percent from $596.7 million at December 31, 2024. The increase in total assets was primarily due to the net increase in gross loans receivable of $31.3 million and an increase in cash and cash equivalents of $11.8 million, offset by a decrease of $8.9 million in securities available-for-sale, and a decrease of $1.7 million in interest-bearing time deposits.

Total average assets increased  5.8 percent from $573.4 million at December 31, 2024 to $606.6 million at June 30, 2025.  Average earning assets were $550.5 million at December 31, 2024 and $583.8 million at June 30, 2025. Average interest-bearing liabilities were $429.2 million at December 31, 2024 and $459.1 million at June 30, 2025.

Cash and cash equivalents increased $11.8 million or 129.0 percent from $9.2 million at December 31, 2024 to $21.0 million at June 30, 2025. The increase is primarily due to securities available-for-sale decreasing $8.9 million, federal funds sold increasing $7.7 million, deposits increasing $25.1 million, offset by loans increasing $31.3 million.

Loans increased  7.2 percent to $467.6 million at June 30, 2025 from $436.3 million at December 31, 2024.

Interest bearing deposits increased 3.1 percent to $432.9 million at June 30, 2025 from $419.8 million at December 31, 2024. Noninterest-bearing deposits increased 17.2 percent from $69.7 million at December 31, 2024 to $81.7 million at June 30, 2025.

Total stockholder’s equity increased by $3.1 million, or 5.6 percent, from $55.9 million at December 31, 2024, to $59.1 million at June 30, 2025. The increase is primarily attributable to an increase in retained earnings of $2.3 million and a decrease in accumulated other comprehensive loss due to increased fair values in the available for sale investment securities. Accumulated other comprehensive loss decreased from $4.4 million as of December 31, 2024 to $3.5 million as of June 30, 2025.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio was 90.9% percent as of June 30, 2025 compared to 89.1% percent at December 31, 2024.

It is our opinion that the asset/liability mix and the interest rate risk associated with the balance sheet are within manageable parameters. Constant monitoring using asset/liability reports and interest rate risk scenarios are in place along with quarterly asset/liability management meetings on the committee level by the Bank’s Board of Directors.

Investment Securities

Debt Securities – Available for Sale

Debt securities available-for-sale decreased by $8.9 million or 7.7 percent to $107.1 million at June 30, 2025 from $116.1 million at December 31, 2024. The decrease was the result of management’s decision to reallocate liquidity to loan growth. Within the portfolio U.S. government agencies decreased $4.7 million, U.S. government sponsored enterprise mortgage-backed securities decreased $2.3 million, tax exempt state and municipal bonds decreased $1.1 million, and a $962 thousand decrease in corporate securities. Gross unrealized losses decreased from $5.7 million as of December 31, 2024 to $4.6 million as of June 30, 2025. The fair value of these securities was influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for the various types of agency debt. Steele did not consider the debt securities to be impaired since it had both the intent and ability to hold the securities until a recovery of fair value, which may be maturity.

The following tables summarize the maturity distribution and yields of available-for-sale securities as of June 30, 2025 and December 31, 2024:

As of June 30, 2025	Due in one year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Securities available for sale:
U.S. Treasury	3.16%	4.55%	0.00%	0.00%	4.39%
U.S. Government Agencies	1.29%	3.89%	0.00%	0.00%	3.39%
Taxable state and municipal	0.72%	1.47%	2.95%	0.00%	1.46%
U.S. government sponsored enterprise mortgage-backed	3.71%	3.68%	2.31%	0.00%	3.67%
Corporate	1.04%	1.56%	2.50%	0.00%	1.63%
Total taxable	2.31%	3.48%	2.66%	0.00%	3.25%

Tax exempt state and municipal (1)	1.71%	2.30%	2.98%	2.74%	2.65%

Total	2.21%	3.12%	2.96%	2.74%	2.96%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.

As of December 31, 2024	Due in one year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Securities available for sale:
U.S. Treasury	3.16%	4.55%	0.00%	0.00%	4.39%
U.S. Government Agencies	2.16%	3.52%	0.00%	0.00%	3.15%
Taxable state and municipal	0.86%	1.47%	2.95%	0.00%	1.48%
U.S. government sponsored enterprise mortgage-backed	4.37%	3.73%	3.79%	6.78%	3.77%
Corporate	2.66%	1.56%	2.49%	0.00%	2.09%
Total taxable	2.47%	3.40%	3.44%	6.78%	3.23%

Tax exempt state and municipal (1)	1.24%	2.15%	2.98%	2.76%	2.59%

Total	2.31%	3.03%	3.02%	2.64%	2.94%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.

Equity Securities

At June 30, 2025 and 2024, Steele had $265,000 and $290,000 in marketable equity securities recorded at fair value, respectively. At December 31, 2024 Steele had $268,000 in marketable equity securities recorded at fair value.  The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2025 and 2024:

($ In Thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net change in the unrealized gains and (losses) recognized during the period on marketable equity securities	$(10)	$(83)	$(3)	$(32)

See Note 2 within Steele’s Notes to the Consolidated Financial Statements for more information regarding Steele’s Investment portfolio as of June 30, 2025 and December 31, 2024.

Loans

Gross loans receivable increased 7.2 percent from $437.2 million at December 31, 2024 to $468.5 million at June 30, 2025. The increase was primarily driven by a $27.0 million, or 20.9% increase in commercial mortgages as a result of efforts to enhance commercial real estate lending.  The percentage change and distribution of the loan portfolio is shown in the table below:

($ In Thousands)			Change
	2025	2024	Amount	%
Commercial	$87,496	$87,990	$(494)	(0.6)%
Commercial real estate:
Commercial mortgages	156,018	129,036	26,982	20.9
Other construction and land development loans	14,750	16,649	(1,899)	(11.4)
Secured by farmland	72,353	66,910	5,443	8.1
Residential mortgage:
Multifamily	5,219	4,725	494	10.5
1-4 family residential mortgages	115,367	115,311	56	0.0
Construction	1,327	1,309	18	1.4
Home Equity	8,423	7,186	1,237	17.2
Consumer, other	1,169	1,526	(357)	(23.4)
Consumer, automobile	6,387	6,516	(129)	(2.0)
Gross loans	$468,509	$437,158	$31,351	7.2%

Allowance for Credit Losses on Loans ("ACLL")

The allowance for credit losses was $4.6 million at June 30, 2025, compared to $4.4 million at December 31, 2024. This allowance equaled 0.99 percent and 1.00 percent of total loans, net of unearned income, as of June 30, 2025 and December 31, 2024, respectively. The credit loss reserve is analyzed quarterly and reviewed by the CPBT’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the CPBT’s Board of Directors are held to review new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for credit losses was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

Individually Evaluated Loans

Individually evaluated loans were $569,047 as of June 30, 2025, a decrease from $2,105,346 as of December 31, 2024.  The decrease was due to five commercial loan totaling $964,160, one commercial real estate loan totaling $289,561 and four residential mortgage loans totaling $622,092 being moved from individually evaluated to collectively evaluated in 2025 due to the loan payment status being current.  One residential mortgage loan totaling $78,000 was moved into OREO during the six months ended June 30, 2025.  One commercial real estate loan totaling $237,851 and one residential mortgage loan totaling $183,103 were moved from collectively evaluated to individually evaluated due to the loan payment status being past due.  As of June 30, 2025, three individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation.  Please see Note 4 within Steele’s Notes to the Consolidated Financial Statements for more information regarding Steele’s loan portfolio as of June 30, 2025 and December 31, 2024.

Collectively Evaluated Loans

Collectively evaluated loans totaled $467,940,000, with an ACL of $4,636,000 as of June 30, 2025 and $435,053,000 with an ACL of $4,359,000 as of December 31, 2024.

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

The allowance for collectively evaluated loans increased $277,000 when compared to December 31, 2024 due to a $259,000 increase in the loss rate reserve and a $18,000 increase in the qualitative factor reserve.

The increase in the loss rate reserve for June 30, 2025 when compared to December 31, 2024 is due to loan growth in certain call report loan codes that have a higher historical loss rate factor applied.  Specific call report loan codes that increased in the six months ended June 30, 2025 were loans secured by farmland, revolving, open-ended loans secured by 1-4 family residential, loans secured by owner occupied nonfarm residential properties, and loans secured by other nonfarm non-residential properties due to a migration of balances based on an internal analysis of call report codes completed in the second quarter of 2025.

Q factors

CPBT adjusts historical loss information to reflect the extent to which management expects reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated.  The increase in qualitative factor reserve for June 30, 2025 when compared to December 31, 2024 is due to the following factors.

Changes in Nature and Volume

Year-to-date loan growth as of June 30, 2025 was 7.2%.  Management has elected to monitor year-to-date loan growth on a call report line-item basis and assign a risk factor for each line item.  In the first quarter of 2024 there were four loan pools that had significant growth, resulting in a risk factor being assigned.  In the fourth quarter of 2024 there were six loan pools that had significant growth, resulting in a risk factor being assigned. When compared to December 31, 2024 the loan growth percentage of other construction loans and commercial and industrial loans decreased to a level where no risk factor was assigned.  The loan growth percentage of loans secured by multifamily residential properties decreased to a level where the risk factor assigned was less than the risk factor assigned at December 31, 2024.  Partially offsetting this decrease was during the six months ended June 30, 2025 loans secured by owner occupied non-farm residential properties had a growth percentage that resulted in a risk factor being assigned, compared to December 31, 2024 when there was not a risk factor assigned for that loan call report code line item.

Concentrations

Management elected as of June 30, 2024 to complete a quarterly internal loan concentration review by calculating the percentage of each call report loan code balance by Tier 1 capital to better reflect loan concentration at the call report loan code level instead of the loan portfolio as a whole.  With this change, as of  December 31, 2024 and  June 30, 2025 five call report loan codes were assigned a risk factor based on their concentration level.

Conclusion

Based upon the calculation, management’s current judgements about the credit quality of the loan portfolio, and after considering all known relevant internal and external factors that affect loan collectability, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of June 30, 2025 and December 31, 2024.

Deposits

Total average deposits increased by 4.5 percent from $481.4 million as of December 31, 2024 to $503.3 million as of June 30, 2025.

Average non-interest bearing demand deposits increased 1.3 percent to $82.4 million in 2025 from $81.3 million in 2024. Average savings deposits decreased 0.6 percent to $66.9 million in 2025 from $67.3 million in 2024. Average interest bearing NOW accounts increased 4.4 percent to $187.9 million in 2025 from $180.1 million in 2024. Average money market deposits decreased 3.8 percent to $33.8 million in 2025 from $35.1 million in 2024. Average time deposits increased 12.4 percent to $132.3 million in 2025 from $117.7 million in 2024.

The average balance and average rate paid on deposits year-to-date for the periods ending June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025		December 31, 2024		Change
	Average	Average	Average	Average	Amount	%
($ In Thousands)	Balance	Rate	Balance	Rate
Non-interest bearing	$82,370	—%	$81,328	—%	$1,042	1.3%
Savings	66,885	0.21	67,256	0.21%	(371)	(0.6)
Now deposits	187,949	1.77	180,064	1.99%	7,885	4.4
Money market deposits	33,752	1.18	35,069	1.06%	(1,317)	(3.8)
Time deposits	132,316	3.98	117,729	3.81%	14,587	12.4
Total deposits	$503,272	2.17%	$481,446	2.15%	$21,826	4.5%

Borrowed Funds

The average balance of borrowed funds increased $9.0 million to $38.2 million as of June 30, 2025 from $29.1 million as of December 31, 2024 due to the following:

●	Securities sold under agreements to repurchase (short-term) average balance increased $31,000 to $1,591,000 in 2025 from $1,560,000 in 2024.
●	Federal funds purchased (short-term) average balance decreased $9,000 to $28,000 in 2025 from $37,000 in 2024.
●	Federal Reserve Bank Borrowing average balance decreased $9.2 million to $-0- in 2025 from $9.2 million in 2024.
●	Federal Home Loan Bank Advances average balance increased $18.2 million to $36.6 million in 2025 from $18.3 million in 2024.

Total borrowed funds consisted of the following year-to-date at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Ending	Average	Average Rate
($ In Thousands)	Balance	Balance	At Quarter End
Securities sold under agreements to repurchase	$1,242	$1,591	4.69%
Federal funds purchased	-	28	7.20%
Federal Home Loan Bank Advances	47,085	36,550	4.52%
Total Borrowed Funds	$48,327	$38,169	4.53%

	December 31, 2024
	Ending	Average	Average Rate
($ In Thousands)	Balance	Balance	At Year End
Securities sold under agreements to repurchase	$1,143	$1,560	5.26%
Federal funds purchased	-	37	5.41
Federal Reserve Bank Borrowings	-	9,189	4.90%
Federal Home Loan Bank Advances	43,050	18,339	3.86%
Total Borrowed Funds	$44,193	$29,125	4.26%

See Note 5 within Steele’s Notes to the Consolidated Financial Statements for more information regarding Steele’s borrowed funds as of June 30, 2025 and December 31, 2024.

Stockholders’ Equity and Capital Adequacy

Details concerning capital ratios at June 30, 2025 and December 31, 2024 are presented in Note 7, “Regulatory Matters,” to the consolidated financial statements for the three and six months ended June 30, 2025 and year ended December 31, 2024 included elsewhere in this document. Steele meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements. CPBT is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Steele’s financial statements. Management believes, as of June 30, 2025, that CPBT met all capital adequacy requirements to which it was subject.

Future dividend payments and repurchases of common stock will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. In addition, CPBT is subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. Further, although Steele is not subject to the specific consolidated capital requirements, its ability to pay dividends, repurchase stock or engage in other activities may be limited by the Federal Reserve if it fails to hold sufficient capital consistent with its overall risk profile.

CPBT’s total Tier 1 Capital increased $2.3 million to $59.8 million at June 30, 2025 from $57.5 million at December 31, 2024. The Bank’s resulting Tier 1 Leverage Ratio increased to 9.79% at June 30, 2025 from 9.67% at December 31, 2024.

Comparison of Earnings for the Three and Six Months Ended June 30, 2025 and 2024

Three Months Ended June 30,

General: Net income was $1.8 million for the three months ended June 30, 2025, or $0.98 per share, an increase of $497 thousand, or 37.6 percent, compared to net income of $1.3 million, or $0.71 per share, for the three months ended June 30, 2024. Net income for the three months ended June 30, 2025, reflected an increase in net interest income after provision for credit losses of $841 thousand, an increase in non-interest income of $112 thousand and an increase in non-interest expenses of $287 thousand.

Net Interest Income: Net interest income before provision for (recovery of) credit losses increased by $967 thousand, or 24.0 percent, to $5.0 million for the three months ended June 30, 2025, compared to $4.0 million for the three months ended June 30, 2024. Interest income and interest expense both increased for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024, due to increased average balances in loans and higher rates on loans and investment securities, offset by the increased deposit and other borrowing expense due to an increase in balances and rates. Yield on earning assets increased quicker than the cost of funds, resulting in an increase in net interest income. Net interest margin (tax equivalent) increased from 2.96% for the three months ended June 30, 2024 to 3.41% for the same period in 2025.

Interest Income: Interest income increased $1.3 million, or 20.4 percent, to $7.7 million for the three months ended June 30, 2025, compared with $6.4 million for the three months ended June 30, 2024. The average yield on the earning assets increased 55 basis points from 4.79 percent for the three months ended June 30, 2024 to 5.34 percent for the three months ended June 30, 2025. This increase in rates was in addition to the growth in average balance of earning assets which increased $39.6 million to $586.1 million for the three months ended June 30, 2025 compared to $546.5 million for 2024.

Interest Expense: Interest expense increased by $337 thousand or 14.1 percent to $2.7 million for the three months ended June 30, 2025, compared to $2.4 million for the three months ended June 30, 2024. The increase was the result of an increase in rates paid on interest bearing deposits of 11 basis points from 2.09 percent for 2024 to 2.20 percent in 2025. The increase is also the result of an increase in average balance of interest-bearing deposits of $27.7 million to $424.5 million for the three months ended June 30, 2025 compared to $396.8 million for 2024. The increase in expense is also attributed to an increase in average balance of borrowings of $6.8 million to $34.5 million for the three months ended June 30, 2025 compared to $27.8 million for 2024. Rates paid on borrowings decreased 8 basis points from 4.67 percent for 2024 to 4.59 percent in 2025.

Six Months Ended June 30,

General: Net income was $3.6 million for the six months ended June 30, 2025, or $1.95 per share, an increase of $947 thousand, or 35.3 percent, compared to net income of $2.7 million, or $1.44 per share, for the six months ended June 30, 2024. Net income for the six months ended June 30, 2025, reflected an increase in net interest income after provision for credit losses of $1.7 million, an increase in non-interest income of $124 thousand and an increase in non-interest expenses of $566 thousand.

Net Interest Income: Net interest income before provision for (recovery of) credit losses increased by $1.9 million, or 23.9 percent, to $9.7 million for the six months ended June 30, 2025, compared to $7.9 million for the six months ended June 30, 2024. Interest income and interest expense both increased for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024, due to increased average balances in loans and higher rates on loans and investment securities, offset by the increased deposit and other borrowing expense due to an increase in balances and rates. Yield on earning assets increased quicker than the cost of funds, resulting in an increase in net interest income. Net interest margin (tax equivalent) increased from 2.93% for the six months ended June 30, 2024 to 3.36% for the same period in 2025.

Interest Income: Interest income increased by $2.6 million, or 20.4 percent, to $15.1 million for the six months ended June 30, 2025, compared with $12.6 million for the six months ended June 30, 2024. The average yield on the earning assets increased 53 basis points from 4.76 percent for the six months ended June 30, 2024 to 5.29 percent for the six months ended June 30, 2025. This increase in rates was in addition to the growth in average balance of earning assets which increased $44.4 million to $583.8 million for the six months ended June 30, 2025 compared to $539.4 million for 2024.

Interest Expense: Interest expense increased by $681 thousand or 14.5 percent to $5.4 million for the six months ended June 30, 2025, compared to $4.7 million for the six months ended June 30, 2024. The increase was the result of an increase in rates paid on interest bearing deposits of 8 basis points from 2.09 percent for 2024 to 2.17 percent in 2025. The increase is also the result of an increase in average balance of interest-bearing deposits of $29.3 million to $420.9 million for the six months ended June 30, 2025 compared to $391.6 million for 2024. The increase in expense is also attributed to an increase in average balance of borrowings of $8.4 million to $38.2 million for the six months ended June 30, 2025 compared to $29.8 million for 2024. The increase is also due to an increase in rates paid on borrowings of 25 basis points from 4.28 percent for 2024 to 4.53 percent in 2025.

Analysis of Net Interest Income

Net interest income represents the difference between the interest Steele earns on its interest-earning assets, such as loans and investment securities, and the expense Steele pays on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends on both the volume of Steele’s interest-earning assets and interest-bearing liabilities and the interest rates Steele earns or pays on them.

Average Balances, Interest and Average Yields: The following table sets forth certain information relating to Steele’s average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the years indicated. Such yields and costs are derived by dividing income or expenses by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from daily balances over the years indicated. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

Three Months Ended June 30,

($ In Thousands)	For the Three Months Ended June 30,
	2025			2024
	(1)			(1)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS :
Tax-exempt loans	$16,695	$114	2.74%	$18,371	$135	2.96%
All other loans	440,004	6,644	6.06%	385,909	5,310	5.53%
Total loans (2)(3)(4)	456,699	6,758	5.94%	404,280	5,445	5.42%
Taxable securities	58,255	486	3.35%	60,528	469	3.12%
Tax-exempt securities (3)	54,379	370	2.73%	57,650	392	2.73%
Other securities (7)	4,702	69	5.89%	3,750	51	5.47%
Total securities	117,336	925	3.16%	121,928	912	3.01%
Federal funds sold	422	4	3.80%	5,170	16	1.24%
Interest-bearing deposits	11,604	122	4.22%	15,122	140	3.72%
Total interest-earning assets	586,061	7,809	5.34%	546,500	6,513	4.79%
Other assets	23,317			22,133
TOTAL ASSETS	$609,378			$568,633
LIABILITIES :
Savings	$66,679	34	0.20%	$67,893	35	0.21%
Now deposits	189,231	847	1.80%	176,463	847	1.93%
Money market deposits	33,543	100	1.20%	34,519	89	1.04%
Time deposits	135,044	1,343	3.99%	117,884	1,089	3.72%
Total deposits	424,497	2,324	2.20%	396,759	2,060	2.09%
Securities sold under repurchase agreement	1,563	17	4.36%	1,235	22	7.16%
Fed Funds purchased	2	-	0.00%	-	-	0.00%
Federal reserve bank borrowings	-	-	0.00%	9,500	116	4.91%
Federal Home Loan Bank advances	32,948	378	4.60%	17,021	184	4.35%
Total borrowings	34,513	395	4.59%	27,756	322	4.67%
Total interest-bearing liabilities	459,010	2,719	2.38%	424,515	2,382	2.26%
Demand deposits	84,058			82,867
Other liabilities	7,258			6,419
Stockholders’ equity	59,052			54,832
TOTAL LIABILITIES AND STOCKHOLDERS ‘ EQUITY	$609,378			$568,633
Interest rate spread (6)			2.97%			2.54%
Net interest income/margin (5)		$5,090	3.48%		$4,131	2.96%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2025 and 2024.
(4)	Nonaccrual loans have been included with loans for the purpose of analysis. Nonaccrual loans totaled $179 and $510 as of June 30, 2025 and 2024, respectively.
(5)	Net interest margin is computed by dividing tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Average balance includes restricted investments in bank stock and money market funds.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

Six Months Ended June 30,

($ In Thousands)	For the Six Months Ended June 30,
	2025			2024
	(1)			(1)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS :
Tax-exempt loans	$17,351	$249	2.89%	$18,353	$267	2.93%
All other loans	434,115	12,944	6.01%	376,731	10,372	5.54%
Total loans (2)(3)(4)	451,466	13,193	5.89%	395,084	10,639	5.42%
Taxable securities	60,598	1,017	3.38%	63,713	943	2.98%
Tax-exempt securities (3)	54,808	743	2.73%	58,453	780	2.68%
Other securities (7)	4,831	117	4.88%	3,903	98	5.05%
Total securities	120,237	1,877	3.15%	126,069	1,821	2.90%
Federal funds sold	520	10	3.88%	993	24	4.86%
Interest-bearing deposits	11,596	238	4.14%	17,243	286	3.34%
Total interest-earning assets	583,819	15,318	5.29%	539,389	12,770	4.76%
Other assets	22,810			22,555
TOTAL ASSETS	$606,629			$561,944
LIABILITIES :
Savings	$66,885	68	0.21%	$67,077	66	0.20%
Now deposits	187,949	1,647	1.77%	174,594	1,735	2.00%
Money market deposits	33,752	197	1.18%	35,090	174	1.00%
Time deposits	132,316	2,611	3.98%	114,854	2,087	3.65%
Total deposits	420,902	4,523	2.17%	391,615	4,062	2.09%
Securities sold under repurchase agreement	1,591	37	4.69%	1,840	48	5.25%
Fed Funds purchased	28	1	7.20%	5	-	0.00%
Federal reserve bank borrowings	-	-	0.00%	9,500	231	4.89%
Federal Home Loan Bank advances	36,550	820	4.52%	18,412	355	3.88%
Total borrowings	38,169	858	4.53%	29,757	634	4.28%
Total interest-bearing liabilities	459,071	5,381	2.36%	421,372	4,696	2.24%
Demand deposits	82,370			79,091
Other liabilities	7,174			6,369
Stockholders’ equity	58,014			55,112
TOTAL LIABILITIES AND STOCKHOLDERS ‘ EQUITY	$606,629			$561,944
Interest rate spread (6)			2.93%			2.52%
Net interest income/margin (5)		$9,937	3.43%		$8,074	2.93%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2025 and 2024.
(4)	Nonaccrual loans have been included with loans for the purpose of analysis. Nonaccrual loans totaled $179 and $510 as of June 30, 2025 and 2024, respectively.
(5)	Net interest margin is computed by dividing tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Average balance includes restricted investments in bank stock and money market funds.

Reconcilement of Taxable Equivalent Net Interest Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ In Thousands)	2025	2024	2025	2024
Total interest income (GAAP)	$7,707	$6,403	$15,110	$12,550
Total interest expense (GAAP)	2,719	2,382	5,380	4,699
Net interest income (GAAP)	4,988	4,021	9,730	7,851
Tax equivalent adjustment	102	110	207	223
Net interest income (fully taxable equivalent) (Non-GAAP)	$5,090	$4,131	$9,937	$8,074

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income on a tax equivalent basis, the tables below reflects these changes for June 30, 2025 versus 2024:

($ In Thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025 vs 2024			2025 vs 2024
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(12)	$(9)	$(21)	$(15)	$(3)	$(18)
Loans	781	553	1,334	1,629	943	2,572
Taxable investment securities	(18)	35	17	(50)	124	74
Tax-exempt investment securities	(21)	(1)	(22)	(50)	13	(37)
Other securities	14	4	18	23	(4)	19
Federal funds sold	(30)	18	(12)	(10)	(4)	(14)
Interest bearing deposits	(35)	17	(18)	(105)	57	(48)
Total interest-earning assets	679	617	1,296	1,422	1,126	2,548
Interest expense:
Savings	(1)	-	(1)	-	2	2
NOW deposits	60	(60)	-	122	(210)	(88)
Money market deposits	(3)	14	11	(7)	30	23
Time deposits	166	88	254	328	196	524
Securities sold under repurchase agreements	5	(10)	(5)	(6)	(5)	(11)
Federal funds purchased	-	-	-	-	1	1
Federal Reserve Bank borrowings	(58)	(58)	(116)	(231)	-	(231)
Federal Home Loan Bank advances	178	16	194	377	88	465
Total interest-bearing liabilities	347	(10)	337	583	102	685
Change in net interest income (fully taxable equivalent)	$332	$627	$959	$839	$1,024	$1,863

Provision for (Recovery of) Credit Losses: During the second quarter of 2025, Steele recorded a $156 thousand provision to the allowance for credit losses. The provision included a $192 thousand provision for credit losses on loans, offset by a $36 thousand recovery of credit losses on unfunded commitments. For the six months ended June 30, 2025, Steele recorded a $162 thousand provision to the allowance for credit losses.  The provision included a $262 thousand provision for credit losses on loans, offset by a $100 thousand recovery of credit losses on unfunded commitments.  The provisions for credit losses on loans for the three and six months ended June 30, 2025, are due to a combination of loan growth, higher historical loss rates and change in weight of qualitative factors.  The recoveries of credit losses on unfunded commitments are due to a decrease of $5.6 million and $12.9 million in unfunded commitment loan balances as of the three months ended and six months ended June 30, 2025, respectively.  As of the three and six months ended June 30, 2024 Steele recorded a $30 thousand provision to the allowance for credit losses.

Steele completes a comprehensive quarterly evaluation to determine its provision for (recovery of) credit losses on loans. The evaluation reflected analyses of individual borrowers and historical loss experiences, and changes in net loan balances, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

See Note 4 within Steele’s Notes to the Consolidated Financial Statements for more information regarding Steele’s provision for (recovery of) credit losses as of June 30, 2025.

Non-interest Income for the Three Months Ended: Non-interest income increased by $112 thousand, or 27.0%, to $527 thousand for the three months ended June 30, 2025, from the $415 thousand recognized during the same period of 2024. Service charges on deposit accounts increased by $18 thousand to $130 thousand for the three months ended June 30, 2025 compared to $112 thousand recognized during the same period of 2024. Mortgage banking revenue increased $7 thousand as result of increased sale volume during the second quarter of 2025 and marketable equity security gain decreased by $73 thousand from $83 thousand for the three months ended June 30, 2024 to $10 thousand for the three months ended June 30, 2025.

($ In Thousands)	Three Months Ended
	June 30, 2025		June 30, 2024		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges on deposit accounts	$130	24.7%	$112	27.0%	$18	16.1%
ATM fees and debit card income	187	35.5	196	47.2	(9)	(4.6)
Mortgage banking revenue	66	12.5	59	14.2	7	11.9
Commissions from investment product sales	29	5.5	14	3.4	15	107.1
Net marketable equity security loss	(10)	(1.9)	(83)	(20.0)	73	(88.0)
Earnings on bank owned life insurance	63	11.9	63	15.2	-	-
Other	62	11.8	54	13.0	8	14.8
Total non-interest income	$527	100.0%	$415	100.0%	$112	27.0%

Non-interest Income for the Six Months Ended: Non-interest income increased by $124 thousand, or 12.6%, to $1.1 million for the six months ended June 30, 2025, from the $988 thousand recognized during the same period of 2024. Included in non-interest income for the six months ended June 30, 2025, is a gain on sale premises of $52 thousand, for which there was no comparable gain during 2024. Service charges on deposit accounts increased by $44 thousand to $261 thousand for the six months ended June 30, 2025 compared to $217 thousand recognized during the same period of 2024, and marketable equity security loss decrease by $29 thousand from $32 thousand as of June 30, 2024 to $3 thousand as of June 30, 2025, offset by a mortgage banking revenue decrease of $28 thousand as result of decreased sale volume during 2025.

($ In Thousands)	Six Months Ended
	June 30, 2025		June 30, 2024		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges on deposit accounts	$261	23.5%	$217	22.0%	$44	20.3%
ATM fees and debit card income	370	33.3	378	38.3	(8)	(2.1)
Mortgage banking revenue	108	9.7	136	13.8	(28)	(20.6)
Commissions from investment product sales	78	7.0	44	4.4	34	77.3
Gain on sale of premises	52	4.7	-	-	52	100.0
Net marketable equity security loss	(3)	(0.3)	(32)	(3.2)	29	(90.6)
Earnings on bank owned life insurance	126	11.3	127	12.8	(1)	(0.8)
Other	120	10.8	118	11.9	2	1.7
Total non-interest income	$1,112	100.0%	$988	100.0%	$124	12.6%

Non-interest Expense for the Three Months Ended: Non-interest expenses increased $287 thousand or 10.1 percent, from $2.8 million for the three months ended June 30, 2024, to $3.1 million for the three months ended June 30, 2025. The increase was largely due to $85 thousand in merger related expenses being recorded for which there was no comparable expense during 2024, an increase of $118 thousand in salary and employee benefit expenses due to an increase in profit sharing accrual in the second quarter of 2025, and by a $76 thousand increase in other expenses due to a $59 thousand increase in audit expenses.

($ In Thousands)	Three Months Ended
	June 30, 2025		June 30, 2024		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$1,892	60.4%	$1,774	62.4%	$118	6.7%
Net occupancy and equipment expense	296	9.4	301	10.6	(5)	(1.7)
Data processing fees	169	5.4	172	6.0	(3)	(1.7)
Pennsylvania state shares tax	109	3.5	114	4.0	(5)	(4.4)
Professional fees	33	1.1	29	1.0	4	13.8
Advertising expense	44	1.4	31	1.1	13	41.9
FDIC deposit insurance	68	2.2	64	2.2	4	6.3
Merger expenses	85	2.7	-	-	85	100.0
Other	436	13.9	360	12.7	76	21.1
Total non-interest expense	$3,132	100.0%	$2,845	100.0%	$287	10.1%

Non-interest Expense for the Six Months Ended: Non-interest expenses increased $566 thousand or 10.0 percent, from $5.7 million for the six months ended June 30, 2024, to $6.2 million for the six months ended June 30, 2025. The increase was largely due to $248 thousand in merger related expenses being recorded for which there was no comparable expense during 2024, an increase of $162 thousand in salary and employee benefit expenses due to an increase in profit sharing accrual in the second quarter of 2025, and by a $140 thousand increase in other expenses due to a $119 thousand increase in audit expenses.

($ In Thousands)	Six Months Ended
	June 30, 2025		June 30, 2024		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$3,687	59.2%	$3,525	62.3%	$162	4.6%
Net occupancy and equipment expense	598	9.60	600	10.6	(2)	(0.3)
Loss on sale of other real estate owned	-	-	6	0.1	(6)	(100.0)
Data processing fees	346	5.5	344	6.1	2	0.6
Pennsylvania state shares tax	223	3.6	221	3.9	2	0.9
Professional fees	79	1.3	79	1.4	-	-
Advertising expense	75	1.2	65	1.1	10	15.4
FDIC deposit insurance	136	2.2	126	2.2	10	7.9
Merger expenses	248	4.0	-	-	248	100.0
Other	835	13.4	695	12.3	140	20.1
Total non-interest expense	$6,227	100.0%	$5,661	100.0%	$566	10.0%

Provision for Income Taxes: Steele recorded income tax expense of $407 thousand in the second quarter of 2025, an increase of $169 thousand, or 71.0%, compared to $238 thousand in the first quarter of 2024. Steele recorded income tax expense of $827 thousand for the six months ended June 30, 2025, an increase of $358 thousand, or 76.3 percent, compared to $469 thousand for the six months ended June 30, 2024.  The increase in income tax expense was due to higher taxable income in 2025 as compared to 2024. Steele’s effective tax rate increased to 18.6% at June 30, 2025, compared to 14.9% at June 30, 2024, which resulted primarily from nondeductible merger expenses and tax-exempt income being a smaller percentage of the taxable income in 2025 as compared to 2024.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and saving withdrawals.  While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At June 30, 2025, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $155.3 million.

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

	Changes in Projected Net Interest Income
	as of June 30,
Rate Shift (basis points)	2025	2024
400	-11.12%	-14.47%
300	-7.86%	-10.46%
200	-4.80%	-6.42%
100	-2.26%	-2.98%
(-)100	2.31%	3.43%
(-)200	0.94%	3.26%
(-)300	-3.19%	0.47%
(-)400	-4.19%	0.10%

Results of the net interest income simulation indicate that the Company is liability sensitive as of June 30, 2025 and June 30, 2024. The simulation process requires certain estimates and assumptions including, but not limited to, asset growth, the mix of assets and liabilities, the interest rate environment and local and national economic conditions. Asset growth and the mix of assets can, to a degree, be influenced by management. Other areas, such as the interest rate environment and economic factors, cannot be controlled. In addition, competitive pressures can make it difficult to price deposits and loans in a manner that optimally minimizes interest rate risk. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes; changes in market conditions and customer behavior; and changes in management strategies.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2025, as required by paragraph (d) Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

At June 30, 2025, the Company was not involved in any legal proceedings other than routine legal proceedings in the ordinary course of business, which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by government authorities.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) There was no information the Company was required to disclose in a report on Form 8-K during the fiscal quarter ended  June 30, 2025 that was not disclosed.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the fiscal quarter ended June 30, 2025.

(c) During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2025).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 (File No. 333-284191) filed on January 10, 2025).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

101

The following materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE BANCORP, INC.

/s/ Jeffrey J. Kapsar

Date: August 14, 2025	By:
Jeffrey J. Kapsar, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey J. Kapsar
	President, Chief Executive Officer and	August 14, 2025
Jeffrey J. Kapsar	Director (Principal Executive Officer)

/s/ Thomas C. Graver, Jr.	Senior Executive Vice President and Chief Financial Officer (Principal
	Financial Officer and Principal Accounting Officer)	August 14, 2025
Thomas C. Graver, Jr.

/s/ J. Donald Steele, Jr.	Director	August 14, 2025

J. Donald Steele, Jr.

/s/ Richard J. Drzewiecki	Director	August 14, 2025

Richard J. Drzewiecki

/s/ Robert C. Musser	Director	August 14, 2025

Robert C. Musser

/s/ Robert S. Pierce	Director	August 14, 2025

Robert S. Pierce

/s/ Betsy K. Robertson	Director	August 14, 2025

Betsy K. Robertson

/s/ Bradley E. Moyer	Director	August 14, 2025

Bradley E. Moyer

/s/ J. Todd Troxell	Director	August 14, 2025

J. Todd Troxell

/s/ Timothy J. Apple	Director	August 14, 2025

Timothy J. Apple

/s/ Chad M. Geise	Director	August 14, 2025

Chad M. Geise

/s/ Amanda G. Kessler	Director	August 14, 2025

Amanda G. Kessler

/s/ Adam C. Purdy	Director	August 14, 2025

Adam C. Purdy