Form 10-Q
period 2025-09-30
STEELE BANCORP INC
filed 2025-11-14
CIK 779227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to                       .

Commission File No. 333-284191

Steele Bancorp, Inc.

(Exact name of Registrant as specified in its Charter)

Pennsylvania	23-2362874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 East Chestnut Street Mifflinburg, PA	17844
(Address of principal executive offices)	(Zip Code)

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

As of  November 14, 2025, the registrant had 3,405,061 shares of voting common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Steele Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2025	2024 *
Assets
Cash and due from banks	$7,215	$4,580
Interest-bearing demand deposits	41,776	3,213
Federal funds sold	5,027	1,386

Total cash and cash equivalents	54,018	9,179

Interest-bearing time deposits	7,654	10,369
Debt securities available-for-sale, at fair value	223,633	116,053
Marketable equity securities, at fair value	518	268
Restricted investments in bank stock, at cost	2,780	2,300

Loans	900,610	436,339
Allowance for credit losses	(9,512)	(4,379)

Loans, net	891,098	431,960

Premises and equipment, net	18,110	8,251
Accrued interest receivable	3,984	1,804
Core deposit intangible, net	14,218	-
Bank owned life insurance	28,070	12,966
Net deferred tax asset	4,570	2,247
Other assets	4,923	1,305

Total Assets	$1,253,576	$596,702

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing deposits	$214,926	$69,746
Interest-bearing deposits	891,004	419,783

Total deposits	1,105,930	489,529

Repurchase agreements	1,414	1,143
Federal Home Loan Bank advances	8,000	43,050
Subordinated debt, at fair value	9,808	-
Accrued interest payable	2,051	1,736
Other liabilities	11,473	5,327

Total Liabilities	1,138,676	540,785
Commitments and Contingencies

Redeemable Common Stock Held By Employee Stock Ownership Plan	4,162	1,877

Stockholders' Equity
Common stock, par value $1.00 per share; authorized 5,000,000 shares; issued 3,706,725 (2025) and 2,160,000 (2024) shares; outstanding 3,405,061 and 1,858,536 shares as of September 30, 2025 and December 31, 2024, respectively.	3,707	2,160
Capital surplus	40,595	1,899
Retained earnings	79,941	64,013
Accumulated other comprehensive loss	(1,187)	(4,424)
Unearned ESOP shares	(425)	-
Treasury stock, at cost: 2025: 301,664 shares; 2024: 301,464 shares	(7,731)	(7,731)

Total Stockholders' Equity	114,900	55,917

Less maximum cash obligation to ESOP shares	4,162	1,877
Total Stockholders’ Equity Less Maximum Cash Obligations Related to ESOP Shares	110,738	54,040

Total Liabilities and Stockholders' Equity	$1,253,576	$596,702

See accompanying notes to consolidated financial statements

* Derived from consolidated audited financial statements

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans	$12,232	$5,732	$25,372	$16,315
Interest-bearing deposits in banks and time deposits	316	133	553	419
Federal funds sold	45	123	55	147
Securities:
Taxable	1,224	471	2,244	1,413
Tax-exempt	501	299	1,089	915
Dividends	101	51	215	150

Total Interest and Dividend Income	14,419	6,809	29,528	19,359

Interest Expense
Deposits	4,222	2,236	8,781	6,347
Federal Home Loan Bank advances	258	155	1,078	511
Federal Discount Window borrowings	-	117	-	348
Subordinated debt	75	-	76	-

Total Interest Expense	4,555	2,508	9,935	7,206

Net Interest Income	9,864	4,301	19,593	12,153

Provision for credit losses	4,228	138	4,390	169

Net Interest Income after provision for credit losses	5,636	4,163	15,203	11,984

Noninterest Income
Service charges on deposit accounts	225	113	486	330
ATM fees and debit card income	368	201	738	579
Mortgage banking revenue	134	52	243	187
Trust and investment fee income	129	19	207	64
Gain on sale of premises	-	-	52	-
Loss on sale of securities	(8)	-	(8)	-
Net marketable equity security gains (losses)	60	(80)	57	(112)
Earnings on bank owned life insurance	130	65	256	192
Bargain purchase gain	17,827	-	17,827	-
Other	203	40	323	150

Total Noninterest Income	19,068	410	20,181	1,390

Noninterest Expense
Salaries and employee benefits	4,310	1,779	7,997	5,303
Net occupancy and equipment expense	442	270	1,040	871
Amortization of core deposit intangible	444	-	444	-
Data processing fees	252	171	598	514
Pennsylvania shares tax	108	114	332	335
Professional fees	112	30	191	108
Advertising expense	67	32	141	97
FDIC deposit insurance	127	64	263	190
Merger-related expenses	3,873	105	4,120	105
Other	1,187	345	2,023	1,041

Total Noninterest Expense	10,922	2,910	17,149	8,564

Income Before Income Taxes	13,782	1,663	18,235	4,810

Income Taxes	105	282	932	750

Net Income	$13,677	$1,381	$17,303	$4,060

Earnings Per Share - Basic and Diluted	$4.77	$0.74	$7.87	$2.18

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$13,677	$1,381	$17,303	$4,060

Other Comprehensive Income

Unrealized holding gains on debt securities available-for-sale, net of income taxes of $620 and $522 for the three months ended and $859 and $180 for the nine months ended, respectively	2,333	1,966	3,231	677

Reclassification adjustment for losses on available-for- sale securities included in net income, net of income taxes of $2 and $-0- for the three months ended and $2 and $-0- for the nine months ended, respectively	6	-	6	-

Other comprehensive income	2,339	1,966	3,237	677

Total Comprehensive Income	$16,016	$3,347	$20,540	$4,737

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

				Accumulated Other		Maximum Cash Obligation
	Common Stock	Capital Surplus	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Related to ESOP Shares	Total
Balance, December 31, 2023	$2,160	$1,899	$62,227	$(3,769)	$(7,731)	$(1,764)	$53,022

Net income	-	-	1,356	-	-	-	1,356
Other comprehensive loss	-	-	-	(602)	-	-	(602)
Change related to ESOP shares	-	-	-	-	-	(105)	(105)
Balance, March 31, 2024	$2,160	$1,899	$63,583	$(4,371)	$(7,731)	$(1,869)	$53,671

Net income	-	-	1,323	-	-	-	1,323
Other comprehensive loss	-	-	-	(687)	-	-	(687)
Change related to ESOP shares	-	-	-	-	-	367	367
Cash dividends declared ($0.72 per share)	-	-	(1,338)	-	-	-	(1,338)
Balance, June 30, 2024	$2,160	$1,899	$63,568	$(5,058)	$(7,731)	$(1,502)	$53,336

Net income	-	-	1,381	-	-	-	1,381
Other comprehensive income	-	-	-	1,966	-	-	1,966
Change related to ESOP shares	-	-	-	-	-	(450)	(450)
Balance, September 30, 2024	$2,160	$1,899	$64,949	$(3,092)	$(7,731)	$(1,952)	$56,233

				Accumulated Other			Maximum Cash Obligation
	Common Stock	Capital Surplus	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Unearned ESOP Shares	Related to ESOP Shares	Total
Balance, December 31, 2024	$2,160	$1,899	$64,013	$(4,424)	$(7,731)	$-	$(1,877)	$54,040

Net income	-	-	1,806	-	-	-	-	1,806
Other comprehensive income	-	-	-	642	-	-	-	642
Change related to ESOP shares	-	-	-	-	-	-	75	75
Balance, March 31, 2025	$2,160	$1,899	$65,819	$(3,782)	$(7,731)	$-	$(1,802)	$56,563

Net income	-	-	1,820	-	-	-	-	1,820
Other comprehensive income	-	-	-	256	-	-	-	256
Change related to ESOP shares	-	-	-	-	-	-	(148)	(148)
Cash dividends declared ($0.74 per share)	-	-	(1,375)	-	-	-	-	(1,375)
Balance, June 30, 2025	$2,160	$1,899	$66,264	$(3,526)	$(7,731)	$-	$(1,950)	$57,116

Net income	-	-	13,677	-	-	-	-	13,677
Other comprehensive income	-	-	-	2,339	-	-	-	2,339
NUBC Acquisition	1,547	38,696	-	-	-	-	-	40,243
Unearned ESOP shares assumed	-	-	-	-	-	(425)	-	(425)
Change related to ESOP shares	-	-	-	-	-	-	(2,212)	(2,212)
Balance, September 30, 2025	$3,707	$40,595	$79,941	$(1,187)	$(7,731)	$(425)	$(4,162)	$110,738

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
Cash Flows from Operating Activities	2025	2024
Net income	$17,303	$4,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	417	360
Net accretion of acquisition accounting adjustments	(242)	-
Net accretion of discounts and premiums on securities	(542)	(188)
Bargain purchase gain	(17,827)	-
Deferred income tax benefit	(335)	(61)
Provision for credit losses	4,390	169
Decrease (increase) in accrued interest receivable	81	(210)
(Decrease) increase in accrued interest payable	(239)	591
Increase in cash surrender value of bank owned life insurance	(256)	(192)
Net marketable equity security (gains) losses	(57)	112
Origination of loans held for sale	(2,922)	(3,462)
Proceeds from loans sold	3,087	3,424
Gain on sale of loans	(104)	(75)
(Gain) loss on disposition of premises and equipment	(52)	-
Realized loss on sale of securities	8	-
(Gain) loss on sale of foreclosed real estate	(36)	6
Change in other assets and liabilities, net	3,249	(195)

Net Cash Provided by Operating Activities	5,923	4,339

Cash Flows from Investing Activities
Debt securities available-for-sale:
Purchases	(3,946)	(10,407)
Proceeds from paydowns, maturities and calls	17,825	11,749
Proceeds from sales	48,641	-
Net increase in loans	(36,390)	(22,843)
Decrease of interest-bearing time deposits	2,715	5,439
Increase (decrease) in restricted investments in bank stock	2,468	(170)
Proceeds from sale of premises and equipment	122	-
Proceeds from sale of foreclosed real estate	113	50
Purchases of premises and equipment	(87)	(193)
Cash acquired in the acquisition of NUBC, net of cash paid	43,399	-

Net Cash Provided By (Used in) Investing Activities	74,860	(16,375)

Cash Flows from Financing Activities
Increase in deposits	20,210	23,803
Proceeds from Federal Home Loan Bank advances	-	2,000
Repayment of Federal Home Loan Bank advances	(55,050)	(1,200)
Decrease in Federal Funds purchased	-	(435)
Increase (decrease) in repurchase agreements	271	(151)
Dividends paid on common stock	(1,375)	(1,338)

Net Cash (Used In) Provided by Financing Activities	(35,944)	22,679

Net increase in cash and cash equivalents	44,839	10,643

Cash and Cash Equivalents, Beginning of Year	9,179	12,206

Cash and Cash Equivalents, End of Year	$54,018	$22,849

Supplementary Cash Flows Information
Interest paid	$9,975	$6,615
Income taxes paid	$1,327	$620
Supplementary Disclosure of Noncash Transactions
Other real estate acquired in settlement of loans	$77	$-
Increase in maximum cash obligation related to ESOP shares	$2,285	$188
ROU assets acquired in exchange for lease liabilities	$132	$-

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

1.         Description of Business and Summary of Significant Accounting Policies

Steele Bancorp, Inc. (the Bancorp) is a Pennsylvania Corporation organized as the holding company of Central Penn Bank & Trust (the Bank) (collectively, the "Company"). The Bank is a state chartered commercial bank located in Mifflinburg, Pennsylvania, whose principal sources of revenues are derived from its commercial, mortgage, residential real estate, and consumer loan financing as well as a variety of deposit services provided to customers serviced by its thirteen offices. Milestone Insurance Services, LLC (Milestone) was formed in 2003 and is a wholly owned subsidiary of the Bank. Milestone is licensed to sell title insurance. The Bancorp is supervised by the Board of Governors of the Federal Reserve System while the Bank is subject to regulation and supervision by the Federal Deposit Insurance Company and the Pennsylvania Department of Banking and Securities.

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

Application of the principles of GAAP and practices within the banking industry requires management to make estimates, assumptions and judgements that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions and judgements.  Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgements and as such may have a greater possibility of producing results that could be materially different than originally reported.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses on loans and acquisition accounting.

The results of operations for the three and nine months ended September 30, 2025, is not necessarily indicative of results of operations for the full year or any other interim period.  The Company's significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the 2024 Form 10-K.  In addition to applying significant accounting policies disclosed in Note 1 of the 2024 Form 10-K, the Company implemented accounting policies appropriate for its merger with Northumberland Bancorp (“NUBC”). Business combinations are accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company relies on internal or third-party valuations, such as appraisals, valuations based on discounted cash flow analyses, or other valuation techniques.

Under the acquisition method of accounting, the Company identifies the acquirer and the closing date and applies applicable recognition principles and conditions. Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants and advertising costs. The Company accounts for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities are recognized in accordance with other applicable GAAP. These acquisition-related costs have been and will be included within the consolidated statements of income classified within the noninterest expenses caption.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The most significant assessment of fair value in the Company’s accounting for business combinations relates to the valuation of an acquired loan portfolio. At acquisition, loans are classified as either (i) purchase credit-deteriorated (“PCD”) loans or (ii) non-PCD loans and are recorded at fair value on the date of acquisition. PCD loans are those for which there is more than insignificant evidence of credit deterioration since origination. Fair values are determined primarily through a discounted cash flow approach which considers the acquired loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, timing of principal and interest payments, current market rates, and remaining balances. Estimates of fair value also include estimates of default, loss severity, and estimated prepayments.

At acquisition, an allowance for credit losses (“ACL”) for PCD loans is determined based upon the Company’s methodology for estimating the ACL on loans. This allowance is credited to the ACL on loans with a corresponding adjustment to the amortized cost basis of the loan on the date of the acquisition. The difference between the new amortized cost basis and the unpaid principal balance is either a noncredit discount or premium that is amortized or accreted to interest income over the remaining life of the loan. Disposals of PCD loans, which  may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the loan portfolio at its carrying amount.

For non-PCD loans, an ACL is established in a manner that is consistent with the Company’s originated loans. The ACL is determined using the Company’s methodology and the related ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans are purchased or acquired. The entirety of any purchase discount or premium on non-PCD loans is amortized or accreted to interest income over the remaining life of the loan.

In accordance with ASC 805, the Company also identified intangible assets acquired. Other intangible assets lack physical substance but have contractual or other legal rights or are capable of being sold or exchanged either on their own or in combination with a related contract, asset or liability. Intangible assets are initially recorded at fair value. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to impairment testing.  Upon acquisition of NUBC, the Company recognized a core deposit intangible asset, which represents the value of customer deposit relationships.  Core deposit intangible assets are amortized over an estimated useful life of 10 years using an accelerated method which approximates the estimated attrition of the acquired deposits.

Certain items in the prior period financial statement have been reclassified to conform to the current presentation.  These reclassifications had no effect on prior year net income or stockholder's equity.

The accounting policies followed by the Company and the methods of applying these policies conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. All significant intercompany accounts and transactions between the Company and its subsidiary have been eliminated.  The accompanying interim period financial statements are unaudited; however, in the opinion of the Company's management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements have been included.

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

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

In January 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.”  ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update ASU 2024-03 is permitted. The Company does not expect the adoption of ASU-2025-01 to have a material impact on its consolidated financial statements.

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

2.         Business Combinations

On August 1, 2025 (the “Acquisition Date”), the Company completed the acquisition of Northumberland Bancorp ("NUBC"), in accordance with the definitive agreement that was entered into on September 24, 2024, as amended on December 4, 2024, by and among the Company and NUBC. The primary reasons for the merger included: expansion of the branch network and increased market share positions in central Pennsylvania; attractive low-cost funding base; strong cultural alignment and a deep commitment to shareholders, customers, employees, and communities served by Steele and NUBC, meaningful value creation to shareholders; and increased trading liquidity for both companies and increased dividends for NUBC shareholders. In connection with the completion of the merger, former NUBC shareholders received 1.185 shares of the Company’s common stock. The value of the total transaction consideration was approximately $40.4 million. The consideration included the issuance of 1,546,725 shares of the Company’s common stock, which had a value of $26.00 per share, which was the closing price of the Company’s common stock on July 31, 2025, the last trading day prior to the consummation of the acquisition. Also included in the total consideration were cash in lieu of any fractional shares and the cash paid for dissenter's rights effectively settled upon closing.

The acquisition of NUBC was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The provisional amount of bargain purchase gain as of the Acquisition Date was approximately $17.8 million. The exchange ratio was determined at the time of announcement with mergers of equals as a consideration between the Company and NUBC. The exchange ratio and lower than book value stock price of the Company was the primary driver in recording a bargain purchase gain on this transaction. The Company will continue to keep the measurement of bargain purchase gain open for any additional adjustments to the fair value of certain accounts, for example loans, that may arise during the Company’s final review procedures of any updated information. If considered necessary, any subsequent adjustments to the fair value of assets acquired and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to bargain purchase gain within the first 12 months following the Acquisition Date. The bargain purchase gain is not expected to be included as taxable income for tax purposes.

As a result of the integration of operations of NUBC, it is not practicable to determine revenue or net income included in the Company’s consolidated operating results relating to NUBC since the Acquisition Date, as NUBC’s results cannot be separately identified. Comparative pro-forma financial statements for the prior year period were not presented, as adjustments to those statements would not be indicative of what would have occurred had the acquisition taken place on January 1, 2025. In particular, adjustments that would have been necessary to be made to record the loans at fair value, the provision of credit losses or the core deposit intangible would not be practical to estimate.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the consideration paid for NUBC and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date of August 1, 2025:
(in thousands, Except Share and Per Share Data)
Purchase Price Consideration
Mifflinburg Bancorp, Inc. shares to be issued	1,546,725
Per share value assigned to shares issued	$26.00
Total purchase price assigned to shares issued		$40,215
Cash in lieu of fractional shares		3
Dissenter's shares (1)	6,493
Fair value of Dissenter's shares	$28.80
Total fair value of Dissenter's shares		187
Fair value of total consideration transferred		$40,405

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value
Cash and cash equivalents	$43,589
Securities, available for sale	165,660
Loans held for sale	61
Loans gross	427,066
Allowance for credit losses	(725)
Loans, net of allowance	426,341

Bank owned life insurance	14,848
Premises	9,226
Furniture, fixtures and equipment	515
Accrued interest receivable	2,261
Restricted investment in bank stock	2,948
Deferred tax asset	2,849
Core deposit intangible	14,662
Customer list intangibles	1,406
Operating lease right of use asset	132
Other assets	3,679
Total identifiable assets acquired at fair value	$688,177

Deposits	$597,060
Borrowings	20,117
Subordinated debt	9,753
Accrued interest payable	554
Operating lease liability	132
Other liabilities	2,329
Total liabilities assumed	$629,945
Total identifiable net assets, at fair value		$58,232
Preliminary bargain purchase gain		$17,827

(1) NUBC stockholder with 6,493 shares exercised their Dissenter’s rights. The Company made a settlement with the stockholder and paid a cash settlement of $28.80 per share for a total payment of $187 thousand.

The Company recorded all loans acquired at the estimated fair value on the acquisition date with no carryover of the related allowance for loan losses. The Company determined the net discounted value of cash flows on gross loans totaling $427.1 million, including 5,023 of Non-Purchase Credit Deteriorated ("PCD") loans and 379 PCD loans. The valuation took into consideration the loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-loan value ratios, loss exposures, and remaining balances. These Non-PCD loans were segregated into pools based on loan and payment type. The effect of the valuation process was a total net discount $19.6 million at the Acquisition Date.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Management made significant estimates and exercised significant judgement in accounting for the acquisition of NUBC. The following is a brief description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed. The Company utilized a valuation specialist to assist with the determination of fair values for certain acquired assets and assumed liabilities.

Cash and equivalents

Included in cash and equivalents are an investment in time deposits of other financial institutions, valued at the present value of the expected contractual payments discounted at market rates for instruments with similar terms.

Securities

The estimated fair value of the acquired portfolio of debt securities was based on quoted market prices. The Company sold available-for-sale securities with a total par value of $52.8 million of the acquired portfolio upon completion of the acquisition.

Loans

The fair valuation process identified loans with credit risk indicators that qualified for “purchase credit deteriorated” (“PCD”) status. PCD and non-PCD loans were then evaluated for credit risk and other fair value indicators. Consistent with GAAP, FCB’s related allowance for credit losses on loans and deferred fees and costs were not recorded.

Credit risk was quantified using a probability of default (“PD”)/loss given default(“LGD”) methodology from a market participant perspective and applied to each loan’s outstanding principal balance. PD/LGD rates were tailored to PCD or non-PCD status. Other fair value indicators were quantified using a discounted cash flow methodology, with discounts applied for current market rates, credit risk and liquidity. Cash flows were generated based upon the loans’ underlying characteristics and estimated prepayment speeds.

The following table provides information on PCD and non-PCD loans as of the Acquisition Date:

August 1, 2025
(Dollars in Thousands)	PCD Loans	Non-PCD Loans
Number of loans	379	5,023
NUBC recorded value	$53,676	$392,745
Discount for credit risk	(194)	(4,474)
Discount for non-credit factors	(1,238)	(13,396)
Fair value	$52,244	$374,875

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Premises and equipment

The fair value of premises acquired was based on a recent third-party appraisal. Acquired equipment was based on the remaining net book value of NUBC, which approximated fair value.

Core Deposit Intangible

Core deposit relationships provide a stable source of funds for lending and contribute to profitability. The core deposit intangible was valued using an income approach focused on cost savings, which recognizes the cost savings represented by the expense of maintaining the core deposit base versus the cost of an alternative funding source. The valuation incorporates assumptions related to account retention, discount rates, deposit interest rates, deposit maintenance costs and alternative funding rates.

Leases: right of use asset, lease liability and fair value

Right of use assets (included in other assets) and lease liabilities (included in other liabilities) for branch locations were measured at the acquisition date. The fair value of leases was determined by applying a discounted cash flow methodology discounted by current lease rates within the appropriate market.

Deposits

Deposits were valued using methods appropriate to their characteristics. The fair value of noninterest bearing demand deposits, interest bearing demand deposits, money market and savings deposit accounts were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Time deposits were valued at the present value of the expected contractual payments discounted at market rates for instruments with similar terms.

Borrowings

The estimated fair value of borrowings was determined by obtaining payoff quotes from the lender. Borrowings were paid off upon completion of the acquisition.

Subordinated Debt

The estimated fair value of subordinated debt was determined by the present value of the expected contractual payments discounted by market rates for similar subordinated debt market rates estimate.

Customer List Intangible Asset ("CLI")

The customer list intangible asset fair value is derived from the revenues generated by NUBC's Trust and Financial Services Divisions.

Mortgage Servicing Rights

The estimated fair value of mortgage servicing rights was determined through a discounted cash flow analysis and calculated using a computer pricing model.

Deferred Tax Asset

Application of fair value measurements resulted in an increase to the deferred tax asset, included in other assets.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

3.         Securities

The amortized cost and fair value of debt securities available-for-sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows (in thousands):

	September 30, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury	$2,956	$32	$-	$2,988	$2,194	$9	$(1)	$2,202
U.S. government agencies	49,596	104	(143)	49,557	25,865	11	(427)	25,449
Taxable state and municipal	34,124	371	(330)	34,165	6,142	-	(511)	5,631
Tax exempt state and municipal	88,881	870	(2,316)	87,435	55,696	3	(3,903)	51,796
U.S. government sponsored enterprise mortgage-backed	45,491	292	(315)	45,468	27,723	31	(656)	27,098
Corporate	4,086	16	(82)	4,020	4,034	-	(157)	3,877

Total debt securities available-for-sale	$225,134	$1,685	$(3,186)	$223,633	$121,654	$54	$(5,655)	$116,053

Accrued interest receivable on available-for-sale securities totaled $1,478,000 and $620,000 at  September 30, 2025 and December 31, 2024, respectively and is included in Accrued Interest Receivable on the Consolidated Balance Sheets. These amounts were excluded from the estimate of credit losses.

The deferred tax asset for the net unrealized loss on securities available for sale was $1,909,000 as of   September 30, 2025 and $1,176,000 as of December 31, 2024.  The deferred tax asset is included in net deferred tax asset on the Consolidated Balance Sheets.

The amortized cost and estimated fair value of debt securities available-for-sale at September 30, 2025, by expected maturity for mortgage-backed securities and debt securities with call features and by contractual maturity for all other securities, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Fair
	Cost	Value

Due in one year or less	$34,914	$34,768
Due after one year through five years	128,998	129,028
Due after five years through ten years	56,269	55,306
Due after ten years	4,953	4,531

Total	$225,134	$223,633

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following tables show the Company's debt securities available-for-sale gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of  September 30, 2025 and  December 31, 2024 (in thousands):

September 30, 2025	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. government agencies	25,559	59	7,597	84	33,156	143
Taxable state and municipal	2,848	12	4,675	318	7,523	330
Tax-exempt state and municipal	499	1	42,301	2,315	42,800	2,316
U.S. government sponsored enterprise mortgage-backed	5,039	26	11,697	289	16,736	315
Corporate	-	-	2,947	82	2,947	82

Total debt securities available-for-sale	$33,945	$98	$69,217	$3,088	$103,162	$3,186

December 31, 2024	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury	$-	$-	$248	$1	$248	$1
U.S. government agencies	11,650	235	10,169	192	21,819	427
Taxable state and municipal	-	-	5,631	511	5,631	511
Tax-exempt state and municipal	6,646	96	43,673	3,807	50,319	3,903
U.S. government sponsored enterprise mortgage-backed	11,450	140	9,492	516	20,942	656
Corporate	498	-	3,379	157	3,877	157

Total debt securities available-for-sale	$30,244	$471	$72,592	$5,184	$102,836	$5,655

At September 30, 2025, the $98,000 unrealized loss (less than 12 months) was attributed to 94 different securities. The $3,088,000 unrealized loss (12 months or more) was attributed to 166 securities. At December 31, 2024, the $471,000 unrealized loss (less than 12 months) was attributed to 42 different securities. The $5,184,000 unrealized loss (12 months or more) was attributed to 192 securities. None of the unrealized losses are individually significant. Management believes, based upon an evaluation of the issuers of the debt securities, that the unrealized losses on debt securities were the result of fluctuations in market interest rates subsequent to purchase and not a result of credit risk. Management has the intent and ability to hold investments and does not believe it will have to sell the securities until the earlier of maturity or market price recovery.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no Allowance for Credit Loss on securities available for sale was recorded as of  September 30, 2025 and December 31, 2024. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions.

During the three and nine months ended September 30, 2025, the Company sold available-for-sale securities with a total par value of $52.8 million resulting in a gross pre-tax loss of $8,000.

The Company did not sell or recognize any gain or loss for any securities for the three and nine months ended September 30, 2024.

Securities with a carrying value of $136,551,000 and $73,585,000 at  September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes as required by law.

As of  September 30, 2025 and December 31, 2024, the Company had $518,000 and $268,000, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net change in the unrealized gain (loss) recognized during the period on marketable equity securities	$60	$(80)	$57	$(112)
Add: Net realized gain (loss) recognized on marketable equity securities sold during the period	-	-	-	-

Net gain (loss) recognized in net income during the period on marketable equity securities still held at the reporting date	$60	$(80)	$57	$(112)

Restricted Investments in Bank and Other Stock

Restricted investments in bank stock represent required investments in the common stock of correspondent banks and consist of common stock of the Federal Home Loan Bank of Pittsburgh (FHLB) of $2,508,000 and $2,255,000 at  September 30, 2025 and December 31, 2024, respectively, and other correspondent banks of $45,000 at  September 30, 2025 and December 31, 2024. Also included as of September 30, 2025 is other restricted stock of $227,000.  As a member of the FHLB, the Bank is required to maintain an investment in FHLB stock based on mortgage loans, advances and other criteria. As no active market exists for this stock, it is carried at cost. All FHLB stock is pledged as collateral for FHLB advances. The Company evaluated its holding of FHLB stock for impairment and deemed the stock to not be impaired at  September 30, 2025 and  December 31, 2024. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based upon review of financial information the FHLB has made publicly available.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

4.         Loans and Other Real Estate Owned ("OREO")

Major categories of loans are summarized as follows as of  September 30, 2025 and  December 31, 2024 (in thousands):

	2025	2024

Commercial	$161,695	$87,990
Commercial real estate	341,595	212,595
Residential mortgage	354,070	121,345
Home equity	31,224	7,186
Consumer, other	4,442	1,526
Consumer, automobile	8,598	6,516

	901,624	437,158
Less: net deferred loan fees	(1,014)	(819)

Total loans net of deferred loan fees	900,610	436,339

Less: allowance for credit losses	(9,512)	(4,379)

Net Loans	$891,098	$431,960

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for loans, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $2,444,000 and $1,179,000 at  September 30, 2025 and December 31, 2024, respectively, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

An initial allowance for credit losses on non-PCD loans of $4.0 million was recorded through the provision for credit losses within the Consolidated Statements of Income. At the date of acquisition, of the $446.4 million of loans acquired from NNB, $53.7 million, or 12.0%, of NNB’s loan portfolio, was accounted for as PCD loans.

The following table provides details related to the fair value of acquired PCD loans:

(Dollars in Thousands)	Par Value	Purchase (Premium) Discount	Allowance	Purchase Price
Commercial	$18,083	$(891)	$423	$17,615
Commercial Real Estate	14,180	(860)	114	13,434
Residential Mortgage	20,073	(437)	178	19,814
Home Equity	1,077	48	7	1,132
Consumer - Other	263	(17)	3	249
Consumer - Auto	-	-	-	-
Total	$53,676	$(2,157)	$725	$52,244

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following table provides details related to the fair value of acquired Non-PCD loans:

(Dollars in Thousands)	Par Value	Purchase (Premium) Discount	Purchase Price
Commercial	$67,002	$(4,645)	$62,357
Commercial Real Estate	82,855	(4,944)	77,911
Residential Mortgage	209,109	(7,169)	201,940
Home Equity	28,180	(971)	27,209
Consumer - Other	5,599	(141)	5,458
Consumer - Auto	-	-	-
Total	$392,745	$(17,870)	$374,875

Other Real Estate Owned

Foreclosed assets held for sale consist of real estate acquired in settlement of foreclosed loans and is initially recorded at fair value less estimated costs to sell at the time of transfer from loans to foreclosed, establishing a new cost basis. Subsequent to the transfer, foreclosed assets are carried at the lower of the adjusted cost or fair value less costs to sell. Additional write-downs are charged against operating expenses. Costs related to the acquisition and holding of foreclosed assets are charged to operations when incurred. The fair value of real estate acquired through foreclosure is generally determined by reference to an outside appraisal. The Company did not hold any foreclosed assets as of  September 30, 2025 and  December 31, 2024.  At  September 30, 2025 there were two residential loans and two commercial loans totaling $457,000 in the process of foreclosure. There was one residential loan in the amount of $75,000 in the process of foreclosure as of December 31, 2024.

Mortgage Servicing

The Company retains the servicing rights on certain mortgage loans sold to the FHLB and Fannie Mae and receives mortgage banking fee income based upon the principal balance outstanding. The mortgage servicing rights recorded as an asset are not material. Total loans serviced for the FHLB and Fannie Mae amounted to $157,785,000 and $54,863,000 at  September 30, 2025 and December 31, 2024, respectively. These mortgage loans sold and serviced by the Company are not reflected in the Company’s Consolidated Balance Sheets.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

5.         Allowance for Credit Losses

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of  September 30, 2025 and  December 31, 2024 and gross year-to-date charge-offs for the respective periods (in thousands):

	Term Loans by Year of Origination
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total

Commercial
Pass	$4,512	$15,794	$7,520	$10,861	$33,798	$30,392	$53,681	$156,558
Special Mention	-	52	361	-	820	1,577	988	3,798
Substandard	-	-	49	1,100	-	-	190	1,339
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial – Total	4,512	15,846	7,930	11,961	34,618	31,969	54,859	161,695

Current Year Gross Charge-Offs	-	-	25	-	-	-	-	25

Commercial Real Estate
Pass	45,768	56,386	41,221	55,104	49,348	67,409	17,287	332,523
Special Mention	-	-	289	564	1,703	4,359	9	6,924
Substandard	-	-	5	-	-	343	1,800	2,148
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial Real Estate – Total	45,768	56,386	41,515	55,668	51,051	72,111	19,096	341,595

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Residential Mortgage
Pass	40,275	42,822	36,379	55,729	49,367	120,919	3,227	348,718
Special Mention	-	265	191	-	100	1,705	-	2,261
Substandard	-	-	197	26	-	2,676	192	3,091
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Residential Mortgage – Total	40,275	43,087	36,767	55,755	49,467	125,300	3,419	354,070

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Home Equity
Pass	3,732	4,383	2,637	2,363	2,126	7,151	8,776	31,168
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	25	-	-	-	31	-	56
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Home Equity – Total	3,732	4,408	2,637	2,363	2,126	7,182	8,776	31,224

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Consumer - Other
Pass	1,223	1,185	857	307	79	235	518	4,404
Special Mention	-	1	-	-	-	-	-	1
Substandard	-	1	2	12	-	-	1	16
Doubtful	-	-	21	-	-	-	-	21
Loss	-	-	-	-	-	-	-	-

Consumer - Other – Total	1,223	1,187	880	319	79	235	519	4,442

Current Year Gross Charge-Offs	-	21	3	-	-	-	-	24

Consumer – Auto
Pass	2,302	2,611	2,089	1,246	221	75	-	8,544
Special Mention	-	-	26	-	-	-	-	26
Substandard	-	-	-	11	17	-	-	28
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Consumer - Auto – Total	2,302	2,611	2,115	1,257	238	75	-	8,598

Current Year Gross Charge-Offs	-	36	6	6	-	-	-	48

Overall – Total	$97,812	$123,525	$91,844	$127,323	$137,579	$236,872	$86,669	$901,624

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

There were no revolving to term loans as of  September 30, 2025 and December 31, 2024.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by past due and nonaccrual status as of  September 30, 2025 and  December 31, 2024 (in thousands):

		Greater		Total Past
		than 90		Due and		Total
	30-89 Days	Days and	Non-	Non-		Loans
September 30, 2025	Past Due	Accruing	accrual	accrual	Current	Receivable

Commercial	$1,394	$-	$49	$1,443	$160,252	$161,695
Commercial real estate	201	-	5	206	341,389	341,595
Residential mortgage	3,160	-	1,483	4,643	349,427	354,070
Home equity	136	-	25	161	31,063	31,224
Consumer, other	56	-	2	58	4,384	4,442
Consumer, automobile	124	-	27	151	8,447	8,598

Total	$5,071	$-	$1,591	$6,662	$894,962	$901,624

		Greater		Total Past
		than 90		Due and		Total
	30-89 Days	Days and	Non-	Non-		Loans
December 31, 2024	Past Due	Accruing	accrual	accrual	Current	Receivable

Commercial	$18	$-	$-	$18	$87,972	$87,990
Commercial real estate	-	-	-	-	212,595	212,595
Residential mortgage	282	-	420	702	120,643	121,345
Home equity	-	-	-	-	7,186	7,186
Consumer, other	2	-	-	2	1,524	1,526
Consumer, automobile	121	-	18	139	6,377	6,516

Total	$423	$-	$438	$861	$436,297	$437,158

The following tables present nonaccrual loans, by loan class, as of  September 30, 2025 and  December 31, 2024 (in thousands):

	Nonaccruals	Nonaccruals
	with No	with an
	Allowance	Allowance
	for Credit	for Credit
September 30, 2025	Losses	Losses

Commercial	$-	$49
Commercial real estate	5	-
Residential mortgage	1,073	410
Home equity	25	-
Consumer, other	-	2
Consumer, automobile	27	-

Total	$1,130	$461

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Nonaccruals	Nonaccruals
	with No	with an
	Allowance	Allowance
	for Credit	for Credit
December 31, 2024	Losses	Losses

Commercial	$-	$-
Commercial real estate	-	-
Residential mortgage	420	-
Home equity	-	-
Consumer, other	-	-
Consumer, automobile	18	-

Total	$438	$-

During the three and nine months ended September 30, 2025 and 2024, no accrued interest receivable was reversed against interest income.

The following tables summarize the activity in the allowance for credit losses by loan class for the nine months ended September 30, 2025 and 2024, and the year ended  December 31, 2024 and information in regard to the allowance for credit losses and the recorded investment in loans receivable by loan class as of  September 30, 2025 and  December 31, 2024 (in thousands):

	Beginning	Merger			Provisions	Ending
September 30, 2025	Balance	Adjustments	Charge-offs	Recoveries	(Credits)	Balance

Commercial	$1,007	$423	$(25)	$4	$1,257	$2,666
Commercial real estate	2,366	114	-	-	1,611	4,091
Residential mortgage	823	178	-	-	1,323	2,324
Home equity	83	7	-	-	176	266
Consumer, other	18	3	(24)	2	65	64
Consumer, automobile	82	-	(48)	9	58	101

Total	$4,379	$725	$(97)	$15	$4,490	$9,512

	Beginning			Provisions	Ending
September 30, 2024	Balance	Charge-offs	Recoveries	(Credits)	Balance

Commercial	$793	$-	$1	$23	$817
Commercial real estate	1,741	-	-	273	2,014
Residential mortgage	792	-	-	5	797
Home equity	60	-	-	14	74
Consumer, other	44	(10)	-	(16)	18
Consumer, automobile	85	(27)	9	17	84
Unallocated	346	-	-	(199)	147

Total	$3,861	$(37)	$10	$117	$3,951

	Beginning			Provision	Ending
December 31, 2024	Balance	Charge-offs	Recoveries	(Credits)	Balance

Commercial	$793	$-	$2	$212	$1,007
Commercial real estate	1,741	-	-	625	2,366
Residential mortgage	792	-	-	31	823
Home equity	60	-	-	23	83
Consumer, other	44	(10)	-	(16)	18
Consumer, automobile	85	(52)	9	40	82
Unallocated	346	-	-	(346)	-

Total	$3,861	$(62)	$11	$569	$4,379

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Allowance for Credit Losses			Loans Receivable
	Ending Balance September 30, 2025			Ending Balance September 30, 2025
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total

Commercial	$7	$2,659	$2,666	$49	$161,646	$161,695
Commercial real estate	-	4,091	4,091	5	341,590	341,595
Residential mortgage	12	2,312	2,324	2,142	351,928	354,070
Home equity	-	266	266	26	31,198	31,224
Consumer, other	2	62	64	3	4,439	4,442
Consumer, automobile	-	101	101	-	8,598	8,598

Total	$21	$9,491	$9,512	$2,225	$899,399	$901,624

	Allowance for Credit Losses			Loans Receivable
	Ending Balance December 31, 2024			Ending Balance December 31, 2024
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial	$17	$990	$1,007	$964	$87,026	$87,990
Commercial real estate	-	2,366	2,366	289	212,306	212,595
Residential mortgage	3	820	823	852	120,493	121,345
Home equity	-	83	83	-	7,186	7,186
Consumer, other	-	18	18	-	1,526	1,526
Consumer, automobile	-	82	82	-	6,516	6,516

Total	$20	$4,359	$4,379	$2,105	$435,053	$437,158

The Company individually evaluates loans for impairment when a loan meets the following criteria: credit risk rated substandard or doubtful and on non-accrual status, or a previously modified loan that is now past due 30 days or more.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral when the borrower is experiencing financial difficulty. Under ASU 2016-13, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of the collateral. The allowance for credit losses is calculated on an individual loan basis on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The following table details the amortized costs of the collateral dependent loans as of  September 30, 2025 and  December 31, 2024 (in thousands):

	Real Estate	Other
September 30, 2025	Collateral	Collateral	Total

Commercial	$-	$49	$49
Commercial real estate	5	-	5
Residential mortgage	2,142	-	2,142
Home equity	25	-	25
Consumer, other	-	-	-
Consumer, automobile	-	-	-

Total	$2,172	$49	$2,221

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Real Estate	Other
December 31, 2024	Collateral	Collateral	Total

Commercial	$97	$-	$97
Commercial real estate	-	-	-
Residential mortgage	590	-	590
Home equity	-	-	-
Consumer, other	-	-	-
Consumer, automobile	-	-	-

Total	$687	$-	$687

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

The following table presents the amortized cost basis of loans at September 30, 2025 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025. The percentage of amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each financing receivable is also presented below.  All loan categories with modifications are included in the table below (in thousands):

					Combination		% of Total
					Term Extension		Class of
	Principal	Payment	Term	Interest Rate	and Payment		Financing
September 30, 2025	Forgiveness	Delay	Extension	Reduction	Delay	Total	Receivable

Commercial	$-	$-	$498	$-	$-	$498	0.3%

Total	$-	$-	$498	$-	$-	$498	0.1%

There were no commitments to lend additional funds under these modifications as of September 30, 2025.

There were no loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2024.

There were no loans to borrowers experiencing financial difficulty that defaulted during the three and nine months ended September 30, 2025 and 2024 and were modified in the twelve months prior.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses and is included in provision for (recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $277,000 and $377,000 at  September 30, 2025 and December 31, 2024, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets. The following tables present the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2025 and 2024 (in thousands):

Allowance for
Credit Losses
Unfunded
Commitments
Beginning balance, December 31, 2024	$377
Provision for credit losses	$(100)
Ending balance, September 30, 2025	$277

Allowance for
Credit Losses
Unfunded
Commitments
Beginning balance, December 31, 2023	$266
Provision for credit losses	52
Ending balance, September 30, 2024	$318

6.          Intangible Assets – Core Deposit Intangible

The Corporation recorded a core deposit intangible asset in 2025 related to the deposit premium paid for the acquisition of Northumberland Bancorp’s subsidiary, Northumberland National Bank.  This intangible asset is being amortized on a sum of the years digits method over 10 years and has a net carrying value of $14,218,000 as of September 30, 2025.  The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.  Amortization of the core deposit intangible amounted to $444,000 for the quarter ended September 30, 2025.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

In Thousands
2025	$666
2026	2,555
2027	2,288
2028	2,021
2029	1,755
Thereafter	4,933

Total	$14,218

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

7.         Borrowings and Subordinated Debt

The Company maintains a borrowing agreement with the FHLB of Pittsburgh with an available funding capacity of approximately $472 million as of September 30, 2025. This agreement is subject to annual renewal, incurs no service charges, and is secured by FHLB stock and a blanket security agreement on outstanding residential mortgage loans.

Federal Home Loan Bank advances consist of separate loans with the FHLB of Pittsburgh as of   September 30, 2025 and  December 31, 2024 as follows (dollars in thousands):

	2025		2024
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate

FHLB fixed-rate advances maturing:
2025	$2,500	4.58%	$37,550	4.40%
2026	4,500	4.02	4,500	4.02
2027	500	1.19	500	1.19
2029	500	1.22	500	1.22

Total	$8,000		$43,050

Subordinated Debt

As part of the acquisition of Northumberland, the Company acquired previously issued $10 million of subordinated debt. The subordinated debt has a term of 10 years, maturing in June 2031, and a contractual fixed interest rate of 4.50% through June 30, 2026. The effective rate is 4.70%, which includes the amortization of issuance costs. Subsequent to June 30, 2026, the interest rate will be floating, based on the 90-day average Secured Overnight Financing Rate (“SOFR”) plus 382 basis points. Interest is paid semi-annually in June and December.

The Company may redeem or prepay any or all of the subordinated debt, in whole or in part, without premium or penalty, at any time on or after June 30, 2026, and prior to the maturity date at a price of 100% of the principal amount, plus interest accrued and unpaid to the date of redemption or prepayment.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

8.         Benefits Plans

Section 401(k) Plan

The Company sponsors a contributory defined contribution Section 401(k) plan covering substantially all employees who have completed one year of service, have worked 1,000 hours and have attained age twenty-one. The plan permits employees to make pretax contributions which are matched by the Company up to four percent of the employee's compensation. The Company's contributions were $170,000 and $127,000 for the nine months ended September 30, 2025 and 2024, respectively. Contributions made by the Company vest immediately.

The Company has a profit-sharing employer contribution component to the 401(k) Plan. The profit-sharing employer contribution is made at the discretion of management and the Board of Directors based upon current year earnings. The Company's contributions were $309,000 and $235,000 for the nine months ended September 30, 2025 and 2024, respectively. Contributions made by the Company vest ratably beginning after the second year of service and are fully vested after an employee completes six years of service.

Employee Stock Ownership Plan

In accordance with the Merger Agreement, following the Closing, Mifflinburg shall take steps to merge the assets and liabilities of the Northumberland Bancorp Employee Stock Ownership Plan (the "Northumberland ESOP") with and into the Mifflinburg Bank and Trust Company Employee Stock Ownership Plan (the "Mifflinburg ESOP") in accordance with Section 414(l) of the Code. The participants in the Northumberland ESOP that meet the applicable allocation requirements shall be eligible to share in an allocation under the Mifflinburg ESOP as of December 31, 2025 on the same terms as participants in the Mifflinburg ESOP; provided, however, that for the avoidance of doubt, eligibility requirements for participation and allocation under the Mifflinburg ESOP shall be deemed to have been satisfied by participants in the Northumberland ESOP who have satisfied the participation and allocation requirements under the Northumberland ESOP.

The Company sponsors an Employee Stock Ownership Plan (ESOP) covering substantially all employees who have completed one year of service, have worked 1,000 hours and have attained age twenty-one. Contributions to the plan are permitted based upon management’s discretion. The Company did not make any contributions to the plan during the nine months ended September 30, 2025 and 2024. Contributions made by the Company vest ratably beginning after the second year of service and are fully vested after an employee completes six years of service. The number of shares held by the plan were 161,126 at  September 30, 2025 and 75,080 at   December 31, 2024. All shares are allocated to participants.

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

As of  September 30, 2025 and December 31, 2024, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

As of	September 30, 2025	December 31, 2024

Shares held by the ESOP	161,126	75,080
Fair value per share	$25.83	$25.00
Maximum cash obligation	$4,161,885	$1,877,000

Deferred Directors' Compensation

The Company maintains deferred compensation plans with directors through which the payments of the directors' fees are deferred. The future liability of these agreements, which is payable in ten annual installments, was financed through the purchase of life insurance contracts.

The present value of the future liability of the plans at  September 30, 2025 and  December 31, 2024 was $884,000 and $890,000, respectively, and is included in Other Liabilities in the consolidated balance sheets. The related expenses amounted to $60,000 and $89,000 for  September 30, 2025 and December 31, 2024, respectively.

Supplemental Retirement Plans

The Company has an unfunded, non-qualified supplemental executive retirement plan (SERP) for certain key executives. The SERP is designed to provide certain executives, upon attaining age 65, with projected annual distributions. The liability of the SERP at  September 30, 2025 and  December 31, 2024 was $1,601,000 and $1,521,000, respectively, and is included in Other Liabilities in the consolidated balance sheets. The related expense amounted to $129,000 and $90,000 for the periods ended  September 30, 2025 and December 31, 2024, respectively. The Company offsets the cost of these plans through the purchase of bank-owned life insurance as noted below.

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

The Company recognizes a liability for postretirement benefits provided through an endorsed split-dollar life insurance arrangement. The liability for post-retirement benefits under these arrangements was $1,435,000 and $842,000 at  September 30, 2025 and December 31, 2024, respectively, and is included in Other Liabilities on the Consolidated Balance Sheets. Expense in the nine months ended September 30, 2025 and 2024 was $46,000 and $5,000, respectively.

The Company holds bank-owned life insurance (BOLI) with a cash value of $28,070,000 and $12,966,000 at  September 30, 2025 and December 31, 2024, respectively. No additional split-dollar life insurance policies were added during the nine months ended September 30, 2025 or the year-ended December 31, 2024. The Plan provides that the Company and the officers and directors share in the rights to the death benefits of bank owned split-dollar life insurance policies (the "BOLI Policies") and provides for additional compensation to the officers and directors, equal to any income tax consequences related to the Supplemental Plan until retirement. The amount of the BOLI Policies has been calculated so that the projected increases in their cash surrender value will substantially offset the Company's expense related to the Supplemental Retirement Plans. In addition, the BOLI Policies are intended to provide the directors with $100,000 of supplemental life insurance and the executive officers with supplemental life insurance equal to three times salary. Neither the insurance company nor the Company has guaranteed any minimum cash value.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

9.         Regulatory Matters

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

Management believes, as of September 30, 2025, that the Bank meets all capital adequacy requirements to which they are subject. As of September 30, 2025, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are as follows as of  September 30, 2025 and  December 31, 2024 (dollar in thousands):

			To be Well Capitalized
			under Prompt Corrective
September 30, 2025	Actual		Action Provisions (CBLR)
	Amount	Ratio	Amount	Ratio

Tier 1 (Core) Capital to average total assets Bank	$101,962	9.93%	$92,449	9.00%

			To be Well Capitalized
			under Prompt Corrective
December 31, 2024	Actual		Action Provisions (CBLR)
	Amount	Ratio	Amount	Ratio

Tier 1 (Core) Capital to average total assets Bank	$57,520	9.67%	$53,531	9.00%

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

10.         Fair Value Measurements

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the balances of financial assets measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2025	Total	(Level 1)	(Level 2)	(Level 3)

Debt securities available-for-sale:
U.S. Treasury	$2,988	$2,988	$-	$-
U.S. government agencies	49,557	-	49,557	-
Taxable state and municipal	34,165	-	34,165	-
Tax-exempt state and municipal	87,435	-	87,435	-
U.S. government sponsored enterprise mortgage-backed	45,468	-	45,468	-
Corporate	4,020	-	4,020	-

Total Debt Securities Available-for-Sale	$223,633	$2,988	$220,645	$-

Marketable equity securities	$518	$518	$-	$-

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2024	Total	(Level 1)	(Level 2)	(Level 3)

Debt securities available-for-sale:
U.S. Treasury	$2,202	$2,202	$-	$-
U.S. government agencies	25,449	-	25,449	-
Taxable state and municipal	5,631	-	5,631	-
Tax-exempt state and municipal	51,796	-	51,796	-
U.S. government sponsored enterprise mortgage-backed	27,098	-	27,098	-
Corporate	3,877	-	3,877	-

Total Debt Securities Available-for-Sale	$116,053	$2,202	$113,851	$-

Marketable equity securities	$268	$268	$-	$-

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost of fair value.  These loans currently consist of one-to-four family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2).  As such, the Company records any fair value adjustments on a recurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale at  September 30, 2025 or December 31, 2024.

Collateral Dependent Loans with an ACL

In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the ACL are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. The Bank held three collateral dependent loans totaling $459,000 with an allowance at September 30, 2025. The Bank held no collateral dependent loans with an allowance at December 31, 2024.

Other Real Estate Owned

Other real estate owned (OREO) is measured at fair value less costs to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained, or if declines in value are identified after a recent appraisal is received, appraisal values may be discounted, resulting in a Level 3 estimate. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. Fair value adjustments are recorded in the period incurred and expensed against current earnings. The Bank held no OREO at  September 30, 2025 and  December 31, 2024.

The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of  September 30, 2025 (dollars in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2025	Total	(Level 1)	(Level 2)	(Level 3)

Collateral Dependent, net	$440	$-	$-	$440

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value at  September 30, 2025 (in thousands):

		Valuation	Unobservable	Range
September 30, 2025	Fair Value	Technique	Input	(Weighted Average)

Collateral Dependent, net	$440	Appraisal of collateral	Appraisal adjustments	20% (20)%
			Liquidation expenses	10% (10)%

The Company had no financial liabilities measured at fair value on a nonrecurring basis as of  September 30, 2025 or December 31, 2024.

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

The estimated fair values (in thousands) of the Company's financial instruments were as follows at  September 30, 2025 and December 31, 2024.

	Carrying	Fair
September 30, 2025	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$54,018	$54,018	$54,018	$-	$-
Interest-bearing time deposits	7,654	7,648	-	7,648	-
Debt securities available-for-sale	223,633	223,633	2,988	220,645	-
Marketable equity securities	518	518	518	-	-
Restricted investments in bank stock	2,780	2,780	-	2,780	-
Loans, net	891,098	885,713	-	-	885,713
Accrued interest receivable	3,984	3,984	-	3,984	-
Bank owned life insurance	28,070	28,070	-	28,070	-

Financial liabilities:
Deposits	1,105,930	1,104,683	-	1,104,683	-
Repurchase agreements	1,414	1,414	-	1,414	-
FHLB advances	8,000	7,967	-	7,967	-
Accrued interest payable	2,051	2,051	-	2,051	-

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Carrying	Fair
December 31, 2024	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$9,179	$9,179	$9,179	$-	$-
Interest-bearing time deposits	10,369	10,355	-	10,355	-
Debt securities available-for-sale	116,053	116,053	2,202	113,851	-
Marketable equity securities	268	268	268	-	-
Restricted investments in bank stock	2,300	2,300	-	2,300	-
Loans, net	431,960	426,034	-	-	426,034
Accrued interest receivable	1,804	1,804	-	1,804	-
Bank owned life insurance	12,966	12,966	-	12,966	-

Financial liabilities:
Deposits	489,529	489,001	-	489,001	-
Repurchase agreements	1,143	1,143	-	1,143	-
FHLB advances	43,050	42,839	-	42,839	-
Accrued interest payable	1,736	1,736	-	1,736	-

11.         Earnings Per Share

Earnings Per Share

The Company does not have any common stock equivalents and, therefore, basic earnings per share, which represents net income divided by the weighted average shares outstanding during the period is the same as diluted earnings per share. ESOP shares are considered outstanding for this calculation unless unearned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024

Net income attributable to common stock	$13,677	$1,381	$17,303	$4,060

Denominator:
Weighted average common shares outstanding (basic)	2,867,124	1,858,536	2,198,426	1,858,536
Weighted average common shares outstanding (diluted)	2,867,124	1,858,536	2,198,426	1,858,536

Earnings per share:
Basic	$4.77	$0.74	$7.87	$2.18
Diluted	$4.77	$0.74	$7.87	$2.18

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

12.         Accumulated Other Comprehensive Income

The following tables provide information about components of accumulated other comprehensive income (loss) as of the dates indicated:

	Net Unrealized Loss on Securities	Accumulated Other Comprehensive Loss
Balance at June 30, 2024	$(5,058)	$(5,058)
Unrealized holding gain on available for sale securities, net of tax $522	1,966	1,966
Balance at September 30, 2024	$(3,092)	$(3,092)

Balance at June 30, 2025	$(3,526)	$(3,526)
Unrealized holding gain on available for sale securities, net of tax $622	2,339	2,339
Balance at September 30, 2025	$(1,187)	$(1,187)

Balance at December 31, 2023	$(3,769)	$(3,769)
Unrealized holding gain on available for sale securities, net of tax $180	677	677
Balance at September 30, 2024	$(3,092)	$(3,092)

Balance at December 31, 2024	$(4,424)	$(4,424)
Unrealized holding gain on available for sale securities, net of tax $861	3,237	3,237
Balance at September 30, 2025	$(1,187)	$(1,187)

13.        Revenue Recognition

All the revenue from contracts with customers, within the scope of ASC 606 is recognized in Non Interest Income. The following table presents the Company’s sources of Non-Interest Income for the three and nine months ended September 30, 2025 and 2024, respectively. Items outside the scope of ASC 606 are noted as such.

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
Noninterest Income
Service charges on deposit accounts	$225	$113	$486	$330
ATM fees and debit card income	368	201	738	579
Mortgage banking revenue	134	52	243	187
Trust and investment fee income	129	19	207	64
Gain on sale of premises *	-	-	52	-
Loss on sale of securities *	(8)	-	(8)	-
Gain on sale of other real estate owned *	-	-	-	-
Net marketable equity security gains (losses) *	60	(80)	57	(112)
Earnings on bank owned life insurance *	130	65	256	192
Bargain purchase gain *	17,827	-	17,827	-
Other *	203	40	323	150

Total Noninterest Income	$19,068	$410	$20,181	$1,390

“*” Not within the scope of ASC 606

Sources of revenue for the Company which fall within the scope of ASC 606 are described as follows:

●

Service Charges on Deposit Accounts – The Bank earns fees from its deposit customers for various services, including transaction-based services and periodic account maintenance. Transaction based services include, but are not limited to stop payment fees, overdraft fees, check cashing fees, wire transfer fees, and early withdrawal penalties. Maintenance fees include account maintenance fees, minimum balance fees, and monthly service charge. Transaction based fees are only recognized when the transaction is complete, and maintenance fees are recognized when the period of the obligation is complete.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

●

Trust and Investment Fee Income - The Trust department receives fees for providing trust related services including Investment Management, Security Custody, and Other Trust Services. These fees are based upon the value of assets under management and are assessed using a tiered rate schedule. Fees are recognized on a monthly basis when the service obligation is complete. These fees are recognized in trust services income on the Consolidated Statement of Income. The trust department provides estate settlement services. These fees are based on the estimated fair value of the estate according to a tiered rate schedule. Each estate is unique in the nature, size, and complexity, and may include many tasks or milestones to complete. Fees are recognized in proportion to the number of milestones completed which is a judgement made by the trust management team. These fees are included in trust services income on the Consolidated Statements of Income.

●

ATM Fees and Debit Card Income – The Bank provides electronic funds transfer processing services for the debit cards it offers to its customers. The Bank earns interchange fees from each cardholder transaction conducted through various networks. The fees are transaction based and are earned when the transaction is complete. ATM service charges are earned when non customers use Bank ATMs. These fees are recognized when the transaction is complete. These fees are recognized in other income on the Consolidated Statements of Income.

●	Mortgage Banking Revenue – The Bank recognizes revenue from the sale and servicing of loans to third parties. These gains/losses are included in other income on the Consolidated Statements of Income.

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

Steele’s core strategy is to further its mission of being an independent bank which strives to be the community bank that bridges communities and builds your future by providing quality financial services to its customers, a rewarding work environment for its employees, exceptional long-term value for its shareholders and an unwavering commitment to community reinvestment.

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

Goodwill and Bargain Purchase Gain

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill is tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if circumstances dictate. Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss.

A bargain purchase gain represents the excess of the fair value of net assets acquired over the cost of an acquisition. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgement. Bargain purchase gain is recorded within noninterest income in the period it was generated. An acquirer has a measurement period not to exceed 12 months from the acquisition date to finalize the accounting for a business combination which could adjust bargain purchase gain if material facts or circumstances arise.

Loans Acquired in a Business Combination

Acquired loans are classified as either (i) purchase credit-deteriorated (“PCD”) loans or (ii) purchased performing loans and are recorded at fair value on the date of acquisition.

PCD loans are those for which there is more than insignificant evidence of credit deterioration since origination. When determining fair value, PCD loans are aggregated into pools based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. At the acquisition date, the ACL is determined and added to the fair value of the loan to determine the new amortized cost basis. The difference between the new amortized cost basis and the unpaid principal balance is either a noncredit discount or premium that will be amortized or accredited into the interest income over the remaining life of the loan. Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCD loan portfolio at its carrying amount.

The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. Purchased performing loans do not have a more-than-insignificant deterioration in credit quality since origination and have an ACL established in a manner that is consistent with the Company's originated loans. The allowance for PCD loans is determined based upon the Company’s methodology for estimating the allowance under CECL, and is recorded as an adjustment to the acquired loan balance on the date of acquisition. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records a reserve for credit losses based on the Company’s methodology for determining the allowance under CECL. The allowance for non-PCD loans is recorded through a charge to provision for credit losses in the period in which the loans were purchased or acquired.

Non-GAAP Financial Measures

This report refers to certain financial measures that are computed under a basis other than GAAP ("non-GAAP").  The Company uses certain non-GAAP financial measures, including tax-equivalent net interest income and efficiency ratio, to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance.  The methodology for determining these non-GAAP measures may differ among companies.  Non-GAAP measures are supplemental and not a substitute for, or more important than, financial measures prepared in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies.

Merger with Northumberland Bancorp

The Company's merger with Northumberland Bancorp ("NUBC") was completed on August 1, 2025. NUBC was a Pennsylvania corporation that conducted its business primarily through its wholly owned subsidiary The Northumberland National Bank, which operated from a main office in Northumberland, Pennsylvania, and had six branches throughout Central Pennsylvania.

At the effective time of the merger, NUBC’s shareholders received a fixed exchange ratio of 1.185 shares of the Company’s common stock for each NUBC common share they owned, except to the extent of cash received for fractional shares at $24.30 per share. Total purchase consideration was $40,405,000, including common stock with a fair value of $40,215,000, cash of $3,000 paid for fractional shares, and cost of dissenter's shares of $187,000. Holders of NUBC common stock prior to the consummation of the merger held approximately 45.4% of the Corporation’s common stock outstanding immediately following the merger.

In connection with the acquisition, effective August 1, 2025, the Company recorded a bargain purchase gain of $17.8 million and a core deposit intangible asset of $14.7 million. Assets acquired totaled $688.2 million, including gross loans valued at $427.1 million, available-for-sale debt securities valued at $165.7 million, bank-owned life insurance valued at $14.8 million and premises and equipment, net, valued at $9.2 million. Liabilities assumed totaled $630.0 million, including deposits valued at $597.1 million and borrowings valued at $20.1 million. The fair value adjustments made to the acquired assets and liabilities of NUBC are considered preliminary at this time and are subject to change as the Corporation finalizes its fair value determinations. The assets purchased and liabilities assumed in the acquisition were recorded at their preliminary estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition.

For the year-to-date ended September 30, 2025, the Company incurred pre-tax merger-related expenses related to the NUBC transaction of $4.1 million. Merger-related expenses include voluntary severance and similar expenses as well as expenses related to conversion of NUBC’s core banking system into the Corporation’s core system and legal and other professional expenses. Also during the third quarter 2025, the Company recorded a one-time provision for credit losses of $4.0 million for acquired non-Purchase Credit Deteriorated (“non-PCD”) loans.

Performance Summary

The following table presents CPBT's key ratios and other performance data year-to-date as of the periods indicated.

($ in thousands)	September 30, 2025	December 31, 2024	September 30, 2024

Average Balances
Cash and due from banks	$6,506	$5,510	$5,618
Interest-bearing deposits	19,846	15,540	16,417
Securities available for sale, at fair value	145,832	125,023	124,467
Mortgage loans held for sale	122	48	50
Loans, gross	556,485	405,159	399,296
Loans, net of allowance for credit losses	551,079	401,292	395,450
Total assets	753,186	573,353	566,683

Noninterest bearing deposits	113,548	81,328	80,439
Interest-bearing and savings deposits	343,705	282,389	278,989
Time deposits	182,327	117,729	116,321
Total deposits	639,580	481,446	475,749
Stockholders' equity	$70,833	$56,129	$55,496

Financial Ratios
Return on average assets	3.07%	0.78%	0.96%
Return on average equity	32.66%	7.98%	9.77%
Efficiency ratio	48.47%	70.08%	64.03%

Allowance for Loan Credit Losses
Beginning balance	$4,379	$3,861	$3,861
Merger adjustments	$725	$-	$-
Provision for credit losses	4,490	569	117
Charge-Offs	(97)	(62)	(37)
Recoveries	15	11	10
Ending balance	$9,512	$4,379	$3,951

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total assets at September 30, 2025, were $1.3 billion, an increase of $656.9 million, or 110.1 percent from $596.7 million at December 31, 2024. The increase in assets was primarily due to the NUBC merger.  The increase in total assets was primarily due to the net increase in gross loans receivable of $464.3 million, an increase in interest-bearing demand deposits of $38.6 million, and an increase of $107.8 million in securities available-for-sale, all increases primarily related to the merger.

Total average assets increased  31.4 percent from $573.4 million at December 31, 2024 to $753.2 million at September 30, 2025.  Average earning assets were $550.5 million at December 31, 2024 and $723.9 million at September 30, 2025. Average interest-bearing liabilities were $429.2 million at December 31, 2024 and $560.9 million at September 30, 2025.

Cash and cash equivalents increased $44.8 million or 488.5 percent from $9.2 million at December 31, 2024 to $54.0 million at September 30, 2025. The increase is primarily related to increased correspondent bank balances of approximately $43.6 million being acquired in the merger.

Loans increased  106.4 percent to $900.6 million at September 30, 2025 from $436.3 million at December 31, 2024. The increase is related to NUBC merger as well as strong new loan origination in 2025.

Interest bearing deposits increased 112.3 percent to $891.0 million at September 30, 2025 from $419.8 million at December 31, 2024. Noninterest-bearing deposits increased 208.2 percent from $69.7 million at December 31, 2024 to $214.9 million at September 30, 2025. The increases were primarily the result of NUBC merger.

Total stockholder’s equity increased by $59.0 million, or 105.5 percent, from $55.9 million at December 31, 2024, to $114.9 million at September 30, 2025. The increase is primarily attributable to the merger with NUBC. Accumulated other comprehensive loss decreased from $4.4 million as of December 31, 2024 to $1.2 million as of September 30, 2025.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio was 81.4% as of September 30, 2025 compared to 89.1% at December 31, 2024.

It is our opinion that the asset/liability mix and the interest rate risk associated with the balance sheet are within manageable parameters. Constant monitoring using asset/liability reports and interest rate risk scenarios are in place along with quarterly asset/liability management meetings on the committee level by the Bank’s Board of Directors.

Investment Securities

Debt Securities – Available for Sale

Debt securities available-for-sale increased by $107.6 million or 92.7 percent to $223.6 million at September 30, 2025 from $116.1 million at December 31, 2024. The increase is primarily related to the merger with NUBC. Within the portfolio U.S. government agencies increased $24.1 million, U.S. government sponsored enterprise mortgage-backed securities increased $18.4 million, tax exempt state and municipal bonds increased $35.6 million, and taxable state and municipal securities increased $28.5 million. Gross unrealized losses decreased from $5.7 million as of December 31, 2024 to $3.2 million as of September 30, 2025. The fair value of these securities was influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for the various types of agency debt. Steele did not consider the debt securities to be impaired since it had both the intent and ability to hold the securities until a recovery of fair value, which may be maturity.

The following tables summarize the maturity distribution and yields of available-for-sale securities as of September 30, 2025 and December 31, 2024:

As of September 30, 2025	Due in one year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Securities available for sale:
U.S. Treasury	4.68%	4.42%	0.00%	0.00%	4.55%
U.S. Government Agencies	3.75%	4.45%	5.13%	5.16%	4.37%
Taxable state and municipal	3.77%	3.88%	4.34%	0.00%	3.97%
U.S. government sponsored enterprise mortgage-backed	3.52%	4.09%	4.63%	5.25%	4.07%
Corporate	1.09%	2.02%	5.61%	0.00%	3.04%
Total taxable	3.57%	4.16%	4.69%	5.18%	4.13%

Tax exempt state and municipal (1)	2.48%	3.40%	3.37%	2.51%	3.31%

Total	3.42%	3.89%	3.87%	3.49%	3.80%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.

As of December 31, 2024	Due in one year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Securities available for sale:
U.S. Treasury	3.16%	4.55%	0.00%	0.00%	4.39%
U.S. Government Agencies	2.16%	3.52%	0.00%	0.00%	3.15%
Taxable state and municipal	0.86%	1.47%	2.95%	0.00%	1.48%
U.S. government sponsored enterprise mortgage-backed	4.37%	3.73%	3.79%	6.78%	3.77%
Corporate	2.66%	1.56%	2.49%	0.00%	2.09%
Total taxable	2.47%	3.40%	3.44%	6.78%	3.23%

Tax exempt state and municipal (1)	1.24%	2.15%	2.98%	2.76%	2.59%

Total	2.31%	3.03%	3.02%	2.64%	2.94%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.

Equity Securities

At September 30, 2025 and 2024, Steele had $518,000 and $171,000 in marketable equity securities recorded at fair value, respectively. At December 31, 2024 Steele had $268,000 in marketable equity securities recorded at fair value.  The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2025 and 2024:

($ In Thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net change in the unrealized gains and (losses) recognized during the period on marketable equity securities	$60	$(80)	$57	$(112)

See Note 3 within Steele’s Notes to the Consolidated Financial Statements for more information regarding Steele’s Investment portfolio as of September 30, 2025 and December 31, 2024.

Loans

Gross loans receivable increased 106.2 percent from $437.2 million at December 31, 2024 to $901.6 million at September 30, 2025. The increase was primarily related to the merger with NUBC, which included $427.1 million of gross loans being acquired.  The percentage change and distribution of the loan portfolio is shown in the table below:

($ In Thousands)			Change
	2025	2024	Amount	%
Commercial	$161,695	$87,990	$73,705	83.8%
Commercial real estate:
Commercial mortgages	216,096	129,036	87,060	67.5
Other construction and land development loans	31,468	16,649	14,819	89.0
Secured by farmland	94,031	66,910	27,121	40.5
Residential mortgage:
Multifamily	14,319	4,725	9,594	203.0
1-4 family residential mortgages	335,156	115,311	219,845	190.7
Construction	4,595	1,309	3,286	251.0
Home Equity	31,224	7,186	24,038	334.5
Consumer, other	4,442	1,526	2,916	191.1
Consumer, automobile	8,598	6,516	2,082	32.0
Gross loans	$901,624	$437,158	$464,466	106.2%

Allowance for Credit Losses on Loans ("ACLL")

The allowance for credit losses was $9.5 million at September 30, 2025, compared to $4.4 million at December 31, 2024. This allowance equaled 1.06 percent and 1.00 percent of total loans, net of unearned income, as of September 30, 2025 and December 31, 2024, respectively. The Bank's provision for credit losses for the third quarter of 2025 was $4.2 million and consisted of $4.0 million related to the acquisition of NUBC non-purchase credit deteriorated ("PCD") legacy loans and $219,000 related to third quarter activity. The Bank recorded a CECL allowance credit loss adjustment of $725,000 for the acquisition of PCD accruing loans. The credit loss reserve is analyzed quarterly and reviewed by the CPBT’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the CPBT’s Board of Directors are held to review new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for credit losses was considered adequate based on delinquency trends and actual loans written off as it relates to the loan portfolio.

Individually Evaluated Loans

Individually evaluated loans were $2,225,000 as of September 30, 2025, an increase from $2,105,000 as of December 31, 2024.  As of September 30, 2025, there was a required reserve of $21,000 for individually evaluated loans, as compared to the reserve of $20,000 at December 31, 2024.  Please see Note 5 within Steele’s Notes to the Consolidated Financial Statements for more information regarding Steele’s loan portfolio as of September 30, 2025 and December 31, 2024.

Collectively Evaluated Loans

Collectively evaluated loans totaled $899,399,000, with an ACL of $9,491,000 as of September 30, 2025 and $435,053,000 with an ACL of $4,359,000 as of December 31, 2024.

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

The allowance for collectively evaluated loans increased $5,132,000 when compared to December 31, 2024 primarily due to the increase in loan balances as a result of the acquisition of NUBC.

Conclusion

Based upon the calculation, management’s current judgements about the credit quality of the loan portfolio, and after considering all known relevant internal and external factors that affect loan collectability, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of September 30, 2025 and December 31, 2024.

Deposits

The average balance and average rate paid on deposits year-to-date for the periods ending September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025		December 31, 2024		Change
	Average	Average	Average	Average	Amount	%
($ In Thousands)	Balance	Rate	Balance	Rate
Non-interest bearing	$113,548	—%	$81,328	—%	$32,220	39.6%
Savings	88,843	0.19	67,256	0.21%	21,587	32.1
Now deposits	204,564	1.80	180,064	1.99%	24,500	13.6
Money market deposits	50,298	1.17	35,069	1.06%	15,229	43.4
Time deposits	182,327	3.97	117,729	3.81%	64,598	54.9
Total deposits	$639,580	2.22%	$481,446	2.15%	$158,134	32.8%

Borrowed Funds

The average balance of borrowed funds increased $5.8 million to $34.9 million as of September 30, 2025 from $29.1 million as of December 31, 2024 due to the following:

●	Securities sold under agreements to repurchase (short-term) average balance decreased $30,000 to $1,530,000 in 2025 from $1,560,000 in 2024.
●	Federal funds purchased (short-term) average balance decreased $18,000 to $19,000 in 2025 from $37,000 in 2024.
●	Federal Reserve Bank Borrowing average balance decreased $9.2 million to $-0- in 2025 from $9.2 million in 2024.
●	Federal Home Loan Bank Advances average balance increased $12.8 million to $31.1 million in 2025 from $18.3 million in 2024.
●	Subordinated Debt average balance increased $2.2 million to $2.2 million in 2025 from $-0- million in 2024.

Total borrowed funds consisted of the following year-to-date at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Ending	Average	Average Rate
($ In Thousands)	Balance	Balance	At Quarter End
Securities sold under agreements to repurchase	$1,414	$1,530	4.54%
Federal funds purchased	-	19	7.04%
Federal Reserve Bank Borrowings	-	-	0.00%
Federal Home Loan Bank Advances	8,000	31,089	4.64%
Subordinated Debt	9,808	2,222	4.51%
Total Borrowed Funds	$19,222	$34,860	4.63%

	December 31, 2024
	Ending	Average	Average Rate
($ In Thousands)	Balance	Balance	At Year End
Securities sold under agreements to repurchase	$1,143	$1,560	5.26%
Federal funds purchased	-	37	5.41
Federal Reserve Bank Borrowings	-	9,189	4.90%
Federal Home Loan Bank Advances	43,050	18,339	3.86%
Total Borrowed Funds	$44,193	$29,125	4.26%

See Note 7 within Steele’s Notes to the Consolidated Financial Statements for more information regarding Steele’s borrowed funds as of September 30, 2025 and December 31, 2024.

Stockholders’ Equity and Capital Adequacy

Details concerning capital ratios at September 30, 2025 and December 31, 2024 are presented in Note 9, “Regulatory Matters,” to the consolidated financial statements for the three and nine months ended September 30, 2025 and year ended December 31, 2024 included elsewhere in this document. Steele meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements. CPBT is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Steele’s financial statements. Management believes, as of September 30, 2025, that CPBT met all capital adequacy requirements to which it was subject.

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

CPBT’s total Tier 1 Capital increased $44.4 million to $102.0 million at September 30, 2025 from $57.5 million at December 31, 2024. The Bank’s resulting Tier 1 Leverage Ratio increased to 9.93% at September 30, 2025 from 9.67% at December 31, 2024.

Comparison of Earnings for the Three and Nine Months Ended September 30, 2025 and 2024

Three Months Ended September 30,

General: Net income was $13.7 million for the three months ended September 30, 2025, or $4.77 per share, an increase of $12.3 million, or 890.4 percent, compared to net income of $1.4 million, or $0.74 per share, for the three months ended September 30, 2024. Net income for the three months ended September 30, 2025, reflected an increase in net interest income after provision for credit losses of $1.5 million, an increase in non-interest income of $18.7 million and an increase in non-interest expenses of $8.0 million. The increase in non-interest income is the result of a $17.8 million bargain purchase gain that resulted from the merger with NUBC.  The increase in non-interest expense is the result of a $3.8 million increase in merger related expenses and by a $2.5 million increase in salaries and benefits resulting from the merger.

Net Interest Income: Net interest income before provision for (recovery of) credit losses increased by $5.6 million, or 129.4 percent, to $9.9 million for the three months ended September 30, 2025, compared to $4.3 million for the three months ended September 30, 2024. Interest income and interest expense both increased for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024, due to increased average balances in loans due to merger and higher rates on loans and investment securities, offset by the increased deposit and other borrowing expense due to an increase in balances and rates. Yield on earning assets increased quicker than the cost of funds, resulting in an increase in net interest income. Net interest margin (tax equivalent) increased from 3.17% for the three months ended September 30, 2024 to 3.97% for the same period in 2025.

Interest Income: Interest income increased $7.6 million, or 111.8 percent, to $14.4 million for the three months ended September 30, 2025, compared with $6.8 million for the three months ended September 30, 2024. The average yield on the earning assets increased 80 basis points from 4.98 percent for the three months ended September 30, 2024 to 5.78 percent for the three months ended September 30, 2025. This increase in rates was in addition to the growth in average balance of earning assets from the merger which increased $450.0 million to $1.0 billion for the three months ended September 30, 2025 compared to $552.8 million for 2024.

Interest Expense: Interest expense increased by $2.0 million or 81.6 percent to $4.6 million for the three months ended September 30, 2025, compared to $2.5 million for the three months ended September 30, 2024. The increase was the result of an increase in rates paid on interest bearing deposits of 8 basis points from 2.19 percent for 2024 to 2.27 percent in 2025. The increase is also the result of an increase in average balance of interest-bearing deposits of $333.4 million as result of the merger to $736.1 million for the three months ended September 30, 2025 compared to $402.6 million for 2024. The increase in expense is also attributed to an increase in average balance of borrowings of $1.0 million to $28.4 million for the three months ended September 30, 2025 compared to $27.4 million for 2024. Rates paid on borrowings increased 66 basis points from 4.21 percent for 2024 to 4.87 percent in 2025.

Nine Months Ended September 30,

General: Net income was $17.3 million for the nine months ended September 30, 2025, or $7.87 per share, an increase of $13.2 million, or 326.2 percent, compared to net income of $4.1 million, or $2.18 per share, for the nine months ended September 30, 2024. Net income for the nine months ended September 30, 2025, reflected an increase in net interest income after provision for credit losses of $3.2 million, an increase in non-interest income of $18.8 million and an increase in non-interest expenses of $8.6 million. The increase in non-interest income is the result of a $17.8 million bargain purchase gain that results from the merger with NUBC. The increase in non-interest expense is the result of a $4.0 million increase in merger related expenses and by a $2.7 million increase in salaries and benefits resulting from the merger.

Net Interest Income: Net interest income before provision for (recovery of) credit losses increased by $7.4 million, or 61.3 percent, to $19.6 million for the nine months ended September 30, 2025, compared to $12.2 million for the nine months ended September 30, 2024. Interest income and interest expense both increased for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024, due to increased average balances in loans due to the merger and higher rates on loans and investment securities, offset by the increased deposit and other borrowing expense due to an increase in balances and rates. Yield on earning assets increased quicker than the cost of funds, resulting in an increase in net interest income. Net interest margin (tax equivalent) increased from 2.98% for the nine months ended September 30, 2024 to 3.69% for the same period in 2025.

Interest Income: Interest income increased by $10.2 million, or 52.5 percent, to $29.5 million for the nine months ended September 30, 2025, compared with $19.4 million for the nine months ended September 30, 2024. The average yield on the earning assets increased 69 basis points from 4.84 percent for the nine months ended September 30, 2024 to 5.53 percent for the nine months ended September 30, 2025. This increase in rates was in addition to the growth in average balance of earning assets due to the merger, which increased $180.0 million to $723.9 million for the nine months ended September 30, 2025 compared to $543.9 million for 2024.

Interest Expense: Interest expense increased by $2.7 million or 37.9 percent to $9.9 million for the nine months ended September 30, 2025, compared to $7.2 million for the nine months ended September 30, 2024. The increase was the result of an increase in rates paid on interest bearing deposits of 10 basis points from 2.12 percent for 2024 to 2.22 percent in 2025. The increase is also the result of an increase in average balance of interest-bearing deposits due to merger of $130.7 million to $526.0 million for the nine months ended September 30, 2025 compared to $395.3 million for 2024. The increase in expense is also attributed to an increase in average balance of borrowings of $5.9 million to $34.9 million for the nine months ended September 30, 2025 compared to $29.0 million for 2024. The increase is also due to an increase in rates paid on borrowings of 36 basis points from 4.27 percent for 2024 to 4.63 percent in 2025.

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

AVERAGE BALANCE SHEET AND RATE ANALYSIS

Three Months Ended September 30,

($ In Thousands)	For the Three Months Ended September 30,
	2025			2024
	(1)			(1)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS :
Tax-exempt loans	$30,166	$222	2.92%	$18,057	$134	2.95%
All other loans	735,825	12,059	6.50%	389,569	5,627	5.75%
Total loans (2)(3)(4)	765,991	12,281	6.36%	407,626	5,761	5.62%
Taxable securities	114,730	1,224	4.23%	60,794	471	3.08%
Tax-exempt securities (3)	77,613	635	3.25%	56,813	378	2.65%
Other securities (7)	5,112	101	7.84%	3,688	51	5.50%
Total securities	197,455	1,960	3.94%	121,295	900	2.95%
Federal funds sold	3,994	45	4.47%	9,109	123	5.37%
Interest-bearing deposits	35,422	316	3.54%	14,784	132	3.55%
Total interest-earning assets	1,002,862	14,602	5.78%	552,814	6,916	4.98%
Other assets	43,191			23,236
TOTAL ASSETS	$1,046,053			$576,050
LIABILITIES :
Savings	$132,720	61	0.18%	$69,329	38	0.22%
Now deposits	237,738	1,103	1.84%	179,239	902	2.00%
Money market deposits	83,388	242	1.15%	34,825	97	1.11%
Time deposits	282,205	2,800	3.94%	119,222	1,181	3.94%
Total deposits	736,051	4,206	2.27%	402,615	2,218	2.19%
Securities sold under repurchase agreement	1,411	16	4.50%	1,383	18	5.18%
Fed Funds purchased	2	-	0.00%	-	-	0.00%
Federal reserve bank borrowings	-	-	0.00%	9,500	117	4.90%
Federal Home Loan Bank advances	20,345	258	5.03%	16,500	155	3.74%
Subordinated debt	6,667	75	4.46%	-	-	0.00%
Total borrowings	28,425	349	4.87%	27,383	290	4.21%
Total interest-bearing liabilities	764,476	4,555	2.36%	429,998	2,508	2.32%
Demand deposits	176,336			83,106
Other liabilities	8,940			6,696
Stockholders’ equity	96,301			56,250
TOTAL LIABILITIES AND STOCKHOLDERS ‘ EQUITY	$1,046,053			$576,050
Interest rate spread (6)			3.42%			2.66%
Net interest income/margin (5)		$10,047	3.97%		$4,408	3.17%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2025 and 2024.
(4)	Nonaccrual loans have been included with loans for the purpose of analysis. Nonaccrual loans totaled $1,591 and $493 as of September 30, 2025 and 2024, respectively.
(5)	Net interest margin is computed by dividing tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Average balance includes restricted investments in bank stock and money market funds.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

Nine Months Ended September 30,

($ In Thousands)	For the Nine Months Ended September 30,
	2025			2024
	(1)			(1)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS :
Tax-exempt loans	$21,626	$476	2.94%	$18,254	$401	2.93%
All other loans	534,859	25,000	6.25%	381,042	15,999	5.61%
Total loans (2)(3)(4)	556,485	25,476	6.12%	399,296	16,400	5.49%
Taxable securities	78,731	2,244	3.81%	62,733	1,414	3.01%
Tax-exempt securities (3)	62,463	1,378	2.95%	57,903	1,158	2.67%
Other securities (7)	4,638	215	6.20%	3,831	150	5.23%
Total securities	145,832	3,837	3.52%	124,467	2,722	2.92%
Federal funds sold	1,691	55	4.35%	3,718	147	5.28%
Interest-bearing deposits	19,846	553	3.73%	16,417	420	3.42%
Total interest-earning assets	723,854	29,921	5.53%	543,898	19,689	4.84%
Other assets	29,332			22,785
TOTAL ASSETS	$753,186			$566,683
LIABILITIES :
Savings	$88,843	129	0.19%	$67,833	104	0.20%
Now deposits	204,564	2,750	1.80%	176,154	2,638	2.00%
Money market deposits	50,298	439	1.17%	35,002	271	1.03%
Time deposits	182,327	5,411	3.97%	116,321	3,268	3.75%
Total deposits	526,032	8,729	2.22%	395,310	6,281	2.12%
Securities sold under repurchase agreement	1,530	52	4.54%	1,686	66	5.23%
Fed Funds purchased	19	1	7.04%	3	-	0.00%
Federal reserve bank borrowings	-	-	0.00%	9,500	348	4.89%
Federal Home Loan Bank advances	31,089	1,078	4.64%	17,770	511	3.84%
Subordinated debt	2,222	75	4.51%	-	-	0.00%
Total borrowings	34,860	1,206	4.63%	28,959	925	4.27%
Total interest-bearing liabilities	560,892	9,935	2.37%	424,269	7,206	2.27%
Demand deposits	113,693			80,439
Other liabilities	7,768			6,479
Stockholders’ equity	70,833			55,496
TOTAL LIABILITIES AND STOCKHOLDERS ‘ EQUITY	$753,186			$566,683
Interest rate spread (6)			3.16%			2.57%
Net interest income/margin (5)		$19,986	3.69%		$12,483	2.98%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2025 and 2024.
(4)	Nonaccrual loans have been included with loans for the purpose of analysis. Nonaccrual loans totaled $1,591 and $493 as of September 30, 2025 and 2024, respectively.
(5)	Net interest margin is computed by dividing tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Average balance includes restricted investments in bank stock and money market funds.

Reconcilement of Taxable Equivalent Net Interest Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ In Thousands)	2025	2024	2025	2024
Total interest income (GAAP)	$14,419	$6,809	$29,528	$19,359
Total interest expense (GAAP)	4,555	2,508	9,935	7,206
Net interest income (GAAP)	9,864	4,301	19,593	12,153
Tax equivalent adjustment	180	107	389	330
Net interest income (fully taxable equivalent) (Non-GAAP)	$10,044	$4,408	$19,982	$12,483

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income on a tax equivalent basis, the tables below reflects these changes for September 30, 2025 versus 2024:

($ In Thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025 vs 2024			2025 vs 2024
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$90	$(2)	$88	$74	$1	$75
Loans	5,345	1,087	6,432	6,821	2,180	9,001
Taxable investment securities	497	256	753	408	422	830
Tax-exempt investment securities	155	102	257	96	124	220
Other securities	24	26	50	31	34	65
Federal funds sold	(63)	(15)	(78)	(77)	(15)	(92)
Interest bearing deposits	184	-	184	92	41	133
Total interest-earning assets	6,232	1,454	7,686	7,445	2,787	10,232
Interest expense:
Savings	32	(9)	23	31	(6)	25
Now deposits	283	(82)	201	404	(292)	112
Money market deposits	138	7	145	126	42	168
Time deposits	1,618	1	1,619	1,906	237	2,143
Securities sold under repurchase agreements	1	(3)	(2)	(6)	(8)	(14)
Federal funds purchased	-	-	-	1	-	1
Federal Reserve Bank borrowings	(117)	-	(117)	(348)	-	(348)
Federal Home Loan Bank advances	43	60	103	397	170	567
Subordinated debt	75	-	75	75	-	75
Total interest-bearing liabilities	2,073	(26)	2,047	2,586	143	2,729
Change in net interest income (fully taxable equivalent)	$4,159	$1,480	$5,639	$4,859	$2,644	$7,503

Provision for (Recovery of) Credit Losses: During the third quarter of 2025, Steele recorded a $4.2 million provision to the allowance for credit losses. For the nine months ended September 30, 2025, Steele recorded a $4.4 million provision to the allowance for credit losses.  The provision included a $4.5 million provision for credit losses on loans, offset by a $100 thousand recovery of credit losses on unfunded commitments.   The provision recorded in the third quarter of 2025 included a one-time $4.0 million provision for credit losses on loans for acquired non-PCD loans. The provisions for credit losses on loans for the three and nine months ended September 30, 2025, are primarily due to the acquisitions of loans due to the merger with NUBC.  As of the three and nine months ended September 30, 2024 Steele recorded a $138 thousand and $169 thousand provision to the allowance for credit losses, respectively.

Steele completes a comprehensive quarterly evaluation to determine its provision for (recovery of) credit losses on loans. The evaluation reflected analyses of individual borrowers and historical loss experiences, and changes in net loan balances, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

See Note 5 within Steele’s Notes to the Consolidated Financial Statements for more information regarding Steele’s provision for (recovery of) credit losses as of September 30, 2025.

Non-interest Income for the Three Months Ended: Non-interest income increased by $18.7 million, or 4,550.0%, to $19.1 million for the three months ended September 30, 2025, from the $410 thousand recognized during the same period of 2024. Bargain purchase gain of $17.8 million was recognized in association with the merger with NUBC in the third quarter of 2025.  (See Note 2 within Steele's Notes to the Consolidated Financial Statements for more detail.) Service charges on deposit accounts increased by $112 thousand to $225 thousand for the three months ended September 30, 2025 compared to $113 thousand recognized during the same period of 2024. ATM fees and debit card income increased $167 thousand and marketable equity security gain increased by $140 thousand from ($80) thousand for the three months ended September 30, 2024 to $60 thousand for the three months ended September 30, 2025.

($ In Thousands)	Three Months Ended
	September 30, 2025		September 30, 2024		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges on deposit accounts	$225	1.2%	$113	27.6%	$112	99.1%
ATM fees and debit card income	368	1.9	201	49.0	167	83.1
Mortgage banking revenue	134	0.7	52	12.7	82	157.7
Trust and investment fee income	129	0.7	19	4.6	110	578.9
Loss on sale of securities	(8)	0.0	-	-	(8)	100.0
Net marketable equity security gains (losses)	60	0.3	(80)	(19.5)	140	(175.0)
Earnings on bank owned life insurance	130	0.7	65	15.9	65	101.0
Bargain purchase gain	17,827	93.4	-	-	17,827	100.0
Other	203	1.1	40	9.7	163	407.5
Total non-interest income	$19,068	100.0%	$410	100.0%	$18,658	4550.7%

Non-interest Income for the Nine Months Ended: Non-interest income increased by $18.8 million, or 1351.6%, to $20.1 million for the nine months ended September 30, 2025, from the $1.4 million recognized during the same period of 2024. Bargain purchase gain of $17.8 million was recognized in association with the merger with NUBC in the third quarter of 2025.  (See Note 2 within Steele's Notes to the Consolidated Financial Statements for more detail.) Included in non-interest income for the nine months ended September 30, 2025, is a gain on sale premises of $52 thousand, for which there was no comparable gain during 2024. Service charges on deposit accounts increased by $156 thousand to $486 thousand for the nine months ended September 30, 2025 compared to $330 thousand recognized during the same period of 2024, marketable equity security loss increase by $169 thousand from ($112) thousand as of September 30, 2024 to $57 thousand as of September 30, 2025, and ATM fees and debit card income increasing $159 thousand during 2025.

($ In Thousands)	Nine Months Ended
	September 30, 2025		September 30, 2024		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges on deposit accounts	$486	2.4%	$330	23.7%	$156	47.3%
ATM fees and debit card income	738	3.7	579	41.7	159	27.5
Mortgage banking revenue	243	1.2	187	13.5	56	29.9
Trust and investment fee income	207	1.0	64	4.6	143	223.4
Gain on sale of premises	52	0.2	-	-	52	100.0
Loss on sale of securities	(8)	0.0	-	-	(8)	100.0
Net marketable equity security gains (losses)	57	0.3	(112)	(8.1)	169	(150.9)
Earnings on bank owned life insurance	256	1.3	192	13.8	64	101.0
Bargain purchase gain	17,827	88.3	-	-	17,827	100.0
Other	323	1.6	150	10.8	173	115.3
Total non-interest income	$20,181	100.0%	$1,390	100.0%	$18,791	1351.9%

Non-interest Expense for the Three Months Ended: Non-interest expenses increased $8.0 million or 275.3 percent, from $2.9 million for the three months ended September 30, 2024, to $10.9 million for the three months ended September 30, 2025. The increase was largely due to a $3.8 million increase in merger related expenses and an increase of $2.5 million in salaries and employee benefit expenses due to the merger with NUBC, an increase in amortization of core deposit intangible of $444 thousand as result of the merger with NUBC for which there was no comparable expense during 2024, and by a $842 thousand increase in other expenses due to the merger.

($ In Thousands)	Three Months Ended
	September 30, 2025		September 30, 2024		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,310	39.5%	$1,779	61.1%	$2,531	142.3%
Net occupancy and equipment expense	442	3.9	270	9.3	172	63.7
Amortization of core deposit intangible	444	4.1	-	-	444	100.0
Data processing fees	252	2.3	171	5.9	81	47.4
Pennsylvania shares tax	108	1.0	114	3.9	(6)	(5.3)
Professional fees	112	1.0	30	1.0	82	273.3
Advertising expense	67	0.6	32	1.1	35	109.4
FDIC deposit insurance	127	1.2	64	2.2	63	98.4
Merger-related expenses	3,873	35.5	105	3.6	3,768	3,588.6
Other	1,187	10.9	345	11.9	842	244.1
Total non-interest expense	$10,922	100.0%	$2,910	100.0%	$8,012	275.3%

Non-interest Expense for the Nine Months Ended: Non-interest expenses increased $8.6 million or 100.2 percent, from $8.6 million for the nine months ended September 30, 2024, to $17.1 million for the nine months ended September 30, 2025. The increase was largely due to $4.0 million in merger related expenses and an increase of $2.7 million in salaries and employee benefit expenses due to the merger with NUBC, an increase in amortization of core deposit intangible of $444 thousand as result of the merger with NUBC for which there was no comparable expense during 2024, and by a $982 thousand increase in other expenses due to the merger.

($ In Thousands)	Nine Months Ended
	September 30, 2025		September 30, 2024		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$7,997	46.6%	$5,303	61.9%	$2,694	50.8%
Net occupancy and equipment expense	1,040	6.1	871	10.2	169	19.4
Amortization of core deposit intangible	444	2.6	-	-	444	100.0
Data processing fees	598	3.5	514	6.0	84	16.3
Pennsylvania shares tax	332	1.9	335	3.9	(3)	(0.9)
Professional fees	191	1.1	108	1.3	83	76.9
Advertising expense	141	0.8	97	1.1	44	45.4
FDIC deposit insurance	263	1.5	190	2.2	73	38.4
Merger-related expenses	4,120	24.1	105	1.2	4,015	3,823.8
Other	2,023	11.8	1,041	12.2	982	94.3
Total non-interest expense	$17,149	100.0%	$8,564	100.0%	$8,585	100.2%

Provision for Income Taxes: Steele recorded income tax expense of $105 thousand in the third quarter of 2025, a decrease of $177 thousand, or 62.8%, compared to $282 thousand in the third quarter of 2024. Steele recorded income tax expense of $932 thousand for the nine months ended September 30, 2025, an increase of $182 thousand, or 24.3 percent, compared to $750 thousand for the nine months ended September 30, 2024.  The increase in income tax expense was due to higher taxable income in 2025 as compared to 2024. Steele’s effective tax rate decreased to 5.11% at September 30, 2025, compared to 15.59% at September 30, 2024, which resulted primarily from non-taxable income and nondeductible merger expenses in 2025 as compared to 2024. Included in non-interest income is the bargain purchase gain of $17.8 million, which is non-taxable as result of the tax-free exchange associated with the acquisition of NUBC.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and saving withdrawals.  While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At September 30, 2025, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $472.4 million.

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

	Changes in Projected Net Interest Income
	as of September 30,
Rate Shift (basis points)	2025	2024
400	-4.85%	-14.47%
300	-3.30%	-10.46%
200	-1.77%	-6.42%
100	-0.62%	-2.98%
(-)100	1.05%	3.43%
(-)200	-0.31%	3.26%
(-)300	-3.73%	0.47%
(-)400	-4.54%	0.10%

Results of the net interest income simulation indicate that the Company is liability sensitive as of September 30, 2025 and September 30, 2024. The simulation process requires certain estimates and assumptions including, but not limited to, asset growth, the mix of assets and liabilities, the interest rate environment and local and national economic conditions. Asset growth and the mix of assets can, to a degree, be influenced by management. Other areas, such as the interest rate environment and economic factors, cannot be controlled. In addition, competitive pressures can make it difficult to price deposits and loans in a manner that optimally minimizes interest rate risk. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes; changes in market conditions and customer behavior; and changes in management strategies.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2025, as required by paragraph (d) Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Effective on August 1, 2025, the Company completed its Merger with Northumberland. During the third quarter of 2025, management commenced an evaluation of the design and operating effectiveness of internal controls over financial reporting related to the Northumberland acquired business. The evaluation of changes to processes, technology systems, and other components of internal control over financial reporting related to the Northumberland acquired business is ongoing. Except for the changes made in connection with the Merger, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

At September 30, 2025, the Company was not involved in any legal proceedings other than routine legal proceedings in the ordinary course of business, which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by government authorities.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) There was no information the Company was required to disclose in a report on Form 8-K during the fiscal quarter ended  September 30, 2025 that was not disclosed.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the fiscal quarter ended September 30, 2025.

(c) During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE BANCORP, INC.

/s/ Jeffrey J. Kapsar

Date: November 14, 2025	By:
Jeffrey J. Kapsar, President and Chief Executive Officer

/s/ Thomas C. Graver, Jr.

By:
Thomas C. Graver, Jr. Senior Executive Vice President and Chief Financial Officer