Form 10-K
period 2025-12-31
STEELE BANCORP INC
filed 2026-03-30
CIK 779227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file Number 333-284191

Steele Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2362874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 East Chestnut Street,
Mifflinburg, Pennsylvania	17844
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (570) 966-1041
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. yes ☐ No ☒ Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ No ☒ Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒         no ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒         no ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,“ “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

yes ☐ no ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2025, the registrant’s most recently completed second fiscal quarter, was $48,507,790.

The number of shares of common stock outstanding at March 30, 2026 was 3,405,061.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 12, 2026 are incorporated by reference into Parts III and IV of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s definitive proxy statement shall not be deemed to be part of this report.

STEELE BANCORP, INC.
FORM 10-K

i

[This page intentionally left blank.]

PART I

Item 1. Business

General

On September 24, 2024, as amended on December 4, 2024, Mifflinburg Bancorp, Inc. (“Mifflinburg”) and Northumberland Bancorp (“NUBC”) jointly announced the signing of a definitive merger agreement to combine the two companies in a strategic merger of equals. Effective August 1, 2025, the merger was completed. Under the terms of the Merger Agreement, (i) Northumberland merged with and into Mifflinburg, with Mifflinburg being the surviving entity, and (ii) The Northumberland National Bank merged with and into Mifflinburg’s wholly-owned banking subsidiary, Mifflinburg Bank & Trust Company (“Mifflinburg Bank”), with Mifflinburg Bank being the surviving bank (the “Mergers”). In connection with the Mergers, Mifflinburg changed its name to Steele Bancorp, Inc. (“Steele” or the "Company") and Mifflinburg Bank changed its name to Central Penn Bank & Trust (“Central Penn” or the "Bank") (collectively, the “Company”). In connection with the completion of the merger, former NUBC shareholders received 1.185 shares of the Company's common stock for each share of NUBC common stock.  The value of the total transaction consideration was approximately $40.45 million.  The consideration included the issuance of 1,546,725 shares of the Company's common stock, which had a value of $26.00 per share, which was the closing price of the Company's common stock on July 31, 2025, the last trading day prior to the consummation of the transaction.  Also included in the total consideration were cash in lieu of any fractional shares and the cash paid for dissenter's rights effectively settled upon closing.

The Company is a bank holding company, and Pennsylvania business corporation, headquartered in Mifflinburg, Pennsylvania. The Company has one wholly-owned bank subsidiary which is the Bank. A substantial part of the Company’s business consists of the management and supervision of the Bank. The Company’s principal source of income is dividends paid by the Bank. At December 31, 2025, the Company had approximately:

•	$1.26 billion in total assets;

•	$918.17 million in gross loans;

•	$1.11 billion in deposits; and

•	$118.40 million in stockholders’ equity.

The Bank is a state-chartered commercial bank, whose deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial, and residential real estate loans. The Bank also operates a full-service trust department and offers brokerage services through a third-party networking arrangement. At December 31, 2025, the Bank had thirteen branch banking offices which are located in the Pennsylvania counties of Union, Snyder, Northumberland, and Centre.

The Company considers its branch banking offices to be a single reportable segment, because these branches have similar economic characteristics, products and services, operating processes, delivery systems, customer bases, and regulatory oversight.

As of December 31, 2025, the Company had 177 employees. The Company and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

The Bank

The Bank’s legal headquarters are located at 250 East Chestnut Street Mifflinburg, Union County, Pennsylvania 17844. The Bank is a locally managed community bank that seeks to deliver exceptional personal banking service with the strength and resources of a unified community bank. The Bank serves the needs of individuals, families, nonprofits, and business clients. The Bank is dedicated to local decision-making, innovative banking solutions, and true community partnership. The Bank is committed to helping customers achieve their financial goals with trusted service, modern convenience, and unwavering local focus.

Regulation and Supervision

The Company and the Bank operate in a highly regulated industry and are subject to a variety of statutes, regulations, and policies, as well as ongoing regulatory supervision and review. Significant federal statutes that apply to the Company and the Bank include the Gramm Leach Bliley Act (“GLB Act”), the Bank Holding Company Act (“BHCA”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the USA Patriot Act, the Federal Reserve Act and the Federal Deposit Insurance Act. The Bank is subject primarily to the provisions of the Federal Deposit Insurance Act and, as a state-chartered financial institution, to the Pennsylvania Banking Code of 1965. In general, these statutes, regulations promulgated in accordance with these statutes, and interpretations of the statutes and regulations by the banking regulatory agencies establish the eligible business activities of the Company and the Bank, certain acquisition and merger restrictions, limitations on intercompany transactions, such as loans and dividends, and capital adequacy requirements, among other things. These laws, regulations and policies are subject to frequent change and the Company takes measures to comply with applicable requirements. The following summarizes some of the more significant provisions of these laws as they relate to the Company and the Bank. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

Bank Holding Company Activities

The Company is a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania whose principal activity is the ownership and management of the Bank and Milestone Insurance, LLC, a title insurance agency.  The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Act").  As such, it is subject to inspection, examination, and supervision by the Federal Reserve and the Pennsylvania Department of Banking and Securities.

Interstate Banking and Branching

The federal banking agencies are generally authorized to approve interstate bank merger transactions. The Dodd-Frank Act amended federal banking law to permit banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be so permitted. The interstate banking and branching provisions of the federal banking laws would permit the Bank to merge with banks in other states and branch into other states and would also permit banks from other states to acquire banks in the Bank’s market area and to establish de novo branches in the Bank’s market area.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction.

Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

Liability for Banking Subsidiaries

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default”.

Capital Requirements

The federal banking agencies approved final capital rules in July 2013 that substantially amend the existing capital rules for banks and bank holding companies. The new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking and Supervision in December 2010 (commonly known as Basel III), as well as requirements contemplated by the Dodd-Frank Act.

The new rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4%. Both the Corporation and the Bank comply with these ratios. The new rules also implement strict eligibility criteria for regulatory capital instruments and improve the methodology for calculating risk-weighted assets to enhance risk sensitivity.

During 2018, the FRB raised the threshold of its “Small Bank Holding Company” exemption to the application of consolidated capital requirements for qualifying small bank holding companies from $1 billion to $3 billion of consolidated assets. Consequently, qualifying bank holding companies having less than $3 billion of consolidated assets are not subject to the consolidated capital requirements unless otherwise directed by the FRB. As of December 31, 2025, the Company qualifies as a small bank holding company and, while it complies with the consolidated capital requirements, it is not subject to regulation in accordance with the consolidated capital requirements.

Additional information concerning the Company and the Bank with respect to capital requirements is incorporated by reference from Note 14, “Regulatory Matters”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and from the “Stockholders' Equity and Capital Adequacy” section of the “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2025, the Bank was considered well capitalized based on the guidelines implemented by the bank’s regulatory agencies.

Dividend and Share Repurchase Restrictions

The Company is a legal entity separate and distinct from the Bank. The Company’s revenues (on a parent company only basis) and its ability to pay dividends to its shareholders, or repurchase shares from its shareholders, are almost entirely dependent upon the receipt of dividends from the Bank. The right of the Company, and consequently the rights of its creditors and shareholders to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors) except to the extent that claims of the Company, in its capacity as a creditor, may be recognized. Additionally, the ability of the Bank to pay dividends to the Company is subject to Pennsylvania state law and various regulatory restrictions.

The declaration of cash dividends on the Company’s common stock, or the repurchase of shares of its common stock, is at the discretion of its board of directors, and any decision to declare a dividend, or repurchase shares, is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements, notes and other contractual restrictions, Pennsylvania law, federal bank regulatory law, and other factors deemed relevant.

Deposit or Preference Statute

In the “liquidation or other resolution” of an institution by any receiver, U.S. federal law provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over the general unsecured claims against that institution, including federal funds and letters of credit.

Other Federal Laws and Regulations

The Company’s operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:

•

Privacy provisions of the GLB Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the GLB Act; and

•	USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies, such as the Company, with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officer and chief financial officer; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the Company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions became effective over a period of time and are subject to rulemaking by the SEC.

FDIC Insurance and Assessments

The Bank is fully insured by the FDIC up to the deposit insurance limit of $250,000 per depositor, per FDIC insured institution, and per ownership category, in accordance with applicable laws and regulations. The assessment rate paid by each FDIC member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the institution’s capitalization and supervisory ratings. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The base for deposit insurance assessments is average consolidated total assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed.

The FDIC may increase or decrease the assessment rate schedule in order to manage the Deposit Insurance Fund (“DIF”) to prescribed statutory target levels. An increase in the risk category for a subsidiary bank or in the assessment rates could have an adverse effect on such bank’s and, consequently, the holding company’s earnings. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders.

On May 11, 2023, the FDIC proposed a special assessment to make up for losses to the deposit insurance fund caused by the decision of bank regulators to declare a systemic exception in the failures of Silicon Valley Bank and Signature Bank. Starting with the first quarter of 2024, the FDIC would impose a special assessment on the amount of an independent bank’s estimated uninsured deposits in excess of $5 billion as of December, 2022. Banks with less than $5 billion in assets, such as Central Penn, would not be subject to the special assessment.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. To date, the following provisions of the Dodd-Frank Act are considered to be of the greatest significance to the Company:

•	expands the authority of the FRB to examine bank holding companies and their subsidiaries, including insured depository institutions;

•	requires a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition;

•	provides mortgage reform provisions regarding a customer’s ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures;

•

created the Consumer Financial Protection Bureau (the “CFPB”) that has rulemaking authority for a wide range of consumer protection laws that apply to all banks and has broad powers to supervise and enforce consumer protection laws;

•	made permanent the $250,000 limit for federal deposit insurance at all insured depository institutions;

•	includes additional corporate governance and executive compensation requirements on companies subject to the Exchange Act;

•	permits FDIC-insured banks to pay interest on business demand deposits;

•	requires that holding companies and other companies that directly or indirectly control an insured depository institution serve as a source of financial strength;

•	created the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk; and

•	permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

Consumer Financial Protection Bureau and Consumer Lending Regulation. The Dodd-Frank Act created the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Credit Reporting Act, Fair Debt Collection Practices Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. For example, the Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including, in certain circumstances, a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows certain borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The CFPB’s rulemaking, examination and enforcement authority has and will continue to significantly affect financial institutions offering consumer financial products and services, including the Company and the Bank. These regulatory activities may limit the types of financial services and products the Bank may offer, which in turn may reduce the Company’s revenues.

Community Reinvestment Act

The Community Reinvestment Act requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire community it serves, including low- and moderate-income neighborhoods, consistent with safe and sound banking operations, and to take this record into consideration when evaluating certain applications, such as applications to establish, relocate or close branch offices and applications in connection with mergers and other acquisition transactions. The Bank achieved a rating of “outstanding” on its most recent CRA examination dated December 5, 2022. On October 23, 2023, the FDIC and the other federal banking agencies approved changes to their CRA regulations.  The new CRA regulations were to become effective on January 1, 2026. On July 16, 2025, the FDIC and the other federal banking agencies issued a joint notice of proposed rulemaking to amend their CRA regulations by rescinding the CRA rule issued in October 2023 and replacing it with the 1995 CRA regulations.

Environmental

The Company has no material ongoing costs related to compliance with federal, state, or local environmental laws. From time to time, the Bank originates loans with special environmental considerations. The Bank’s Lending Policy outlines polies and procedures related to loans with special environmental considerations, including the need to obtain Phase I/II Environmental Assessments. Generally, the cost of these assessments is covered by the borrower.

Changes in Laws and Regulations

Changes to the laws and regulations to which the Company and the Bank are subject can affect the operating environment of both the Company and the Bank in substantial and unpredictable ways. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Company. This is also true of federal legislation particularly given the current volatile environment.

Human Capital Resources

We recognize the importance of human capital resources as a cornerstone of our business. The Company’s key human capital management objectives are to attract and retain highly qualified individuals that fit our values and culture. The Company is an Equal Opportunity and Affirmative Action Employer. We recruit, employ, train, compensate, and promote without regard to race, religion, creed, color, national origin, age, gender, sexual orientation, gender identity, marital status, disability, veteran status, or any other basis protected by applicable federal, state or local law.

Available Information

The Company files reports, proxy and information statements and other information electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is https://www.sec.gov. The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available through its website at https://www.centralpennbank.com. The information contained on our website is not included as a part of, or incorporated by reference in, this Annual Report on Form 10-K.  Information may also be obtained via written request to Steele Bancorp, Inc, Attention: Chief Financial Officer, 250 East Chestnut Street, Mifflinburg, PA 17844.

Item 1A. Risk Factors

The operations and financial results of the Company are subject to various risks and uncertainties, including those described below. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties the Company is unaware of, or currently believes are not material, may also become important factors affecting the Company. If any of the following risks occur, the Company’s business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of the Company’s common stock could decline.

Risks Relating to the Financial Services Industry

Events impacting the financial services industry may adversely affect the business of the Company and the market price of its common stock.

Developments and events in the financial services industry, including failures, have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events have occurred against the backdrop of the interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, and a corresponding decrease in shareholders’ equity and bank capital levels, impacting the dynamics in the competition for bank deposits, and may increase the risk of a potential recession. These events and developments could materially and adversely impact the business or financial condition of the Company, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. These events and developments have, and could continue to, adversely impact the market price and volatility of the Company’s common stock. These events may also result in changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on the businesses of the Company. The cost of resolving the failures may prompt the FDIC to increase its premiums above current levels or to issue special assessments.

Risks Relating to the Company’s Business

Changes in economic conditions, in particular an economic slowdown in central Pennsylvania, could materially and negatively affect the Company’s business.

The Company’s business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company’s control. Any deterioration in economic conditions, whether caused by national or local concerns, and in particular in Pennsylvania, could result in the following consequences, any of which could hurt the Company’s business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Company’s products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by the Company, especially real estate, may decline in value, reducing customers’ borrowing power and reducing the value of assets and collateral associated with the Company’s existing loans.

An economic downturn or prolonged recession would likely result in further deterioration of the quality of the Company’s loan portfolio and reduce the Company’s level of deposits, which in turn would hurt its business. If the Company experiences an economic downturn or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Unlike many larger institutions, the Company is not able to spread the risks of unfavorable local economic conditions across a large number of diversified local economies. An economic downturn could, therefore, result in losses that materially and adversely affect the Company’s business.

The small- and medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

The Company targets its commercial development and marketing strategy to serve the banking and financial services needs of small- and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which the Company operates, its results of operations and financial condition, as well as the value of its securities, may be adversely affected.

Competition with other financial institutions may have an adverse effect on the Company’s ability to retain and grow its client base, which could have a negative effect on its financial condition or results of operations.

The banking and financial services industry is very competitive and includes services offered from other banks, savings and loan associations, credit unions, mortgage companies, other lenders, and institutions offering uninsured investment alternatives. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with the Company. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors have more aggressive marketing campaigns and better brand recognition, and are able to offer more services, more favorable pricing or greater customer convenience than the Company. In addition, competition has increased from other banks and other financial services providers that target the Company’s existing or potential customers. As consolidation continues among large banks, the Company expects other smaller institutions to try to compete in the markets the Company plans to serve. This competition could reduce the Company’s net income by decreasing the number and size of the loans that it originates and the interest rates it charges on these loans. Additionally, these competitors may offer higher interest rates, which could decrease the deposits the Company attracts or require it to increase rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Company’s ability to generate the funds necessary for lending operations which could increase its cost of funds.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge as part of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and has expanded the range of financial products, services and capital available to the Company’s target customers. If the Company is unable to implement, maintain and use such technologies effectively, it may not be able to offer products or achieve cost-efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

Liquidity needs could adversely affect the Company’s financial condition and results of operation.

The primary sources of funds of the Company are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, which could be exacerbated by potential climate change, natural disasters and international instability.

Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company continues to grow and experience increasing loan demand. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Changes in prevailing interest rates may reduce the Company’s profitability.

The Company’s results of operations depend in large part upon the level of its net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of the Company’s assets and liabilities, a significant change in interest rates could have a material adverse effect on its profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While the Company intends to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of its assets and liabilities, its efforts may not be effective, and its financial condition and results of operations could suffer.

The Company may not be able to adequately anticipate and respond to changes in market interest rates.

The Company may be unable to anticipate changes in market interest rates, which are affected by many factors beyond its control including, but not limited to, inflation, recession, unemployment, money supply, monetary policy, and other changes that affect financial markets, both domestic and foreign. The Company’s net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key index rates, as well as balance sheet growth, customer loan and deposit preferences, and the timing of changes in these variables. In the event interest rates increase, the Company’s interest costs on liabilities may increase more rapidly than its income on interest earning assets, resulting in a deterioration of its net interest margin. As such, fluctuations in interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

Significant increases in interest rates may affect customer loan demand and payment habits.

Significant increases in market interest rates, or the perception that an increase may occur, could adversely impact the Company’s ability to generate new loans. An increase in market interest rates may also adversely impact the ability of adjustable-rate borrowers to meet repayment obligations, thereby causing nonperforming loans and loan charge-offs to increase in these mortgage products.

If the Company’s loan growth exceeds that of its deposit growth, then the Bank may be required to obtain higher cost sources of funds.

Our growth strategy depends upon generating an increasing level of loans at the Company while maintaining a low level of loan losses for the Company. As the Company’s loans grow, it is necessary for the Company’s deposits to grow at a comparable pace in order to avoid the need for the Company to obtain other sources of loan funds at higher costs. If the Company’s loan growth exceeds the deposit growth, the Company may have to obtain other sources of funds at higher costs which could adversely affect our earnings.

The Company’s decisions regarding allowance for credit losses and credit risk may materially and adversely affect its business.

Making loans and other extensions of credit is an essential element of the Company’s business. Although the Company seeks to mitigate risks inherent in lending by adhering to specific underwriting practices, the Company’s loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;

•	credit risks of a particular customer;

•	changes in economic and industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

The Company attempts to maintain an appropriate allowance for credit losses to provide for probable losses in its loan portfolio. The Company periodically determines the amount of the allowance based on consideration of several factors, including but not limited to:

•	an ongoing review of the quality, mix, and size of the Company’s overall loan portfolio;

•	the Company’s historical loan loss experience;

•	evaluation of current and future economic conditions;

•	regular reviews of loan delinquencies and loan portfolio quality;

•	ongoing review of financial information provided by borrowers; and

•	the amount and quality of collateral, including guarantees, securing the loans.

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for credit losses. In addition, regulatory agencies periodically review the Company’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for credit losses, the Company will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

The Company may have higher credit losses than it has allowed for in its allowance for credit losses.

The Company’s actual credit losses could exceed its allowance for credit losses and therefore its allowance for credit losses may not be adequate. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond the Company’s control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting borrower credit.

Our reliance upon the accuracy and completeness of information about customers and counterparties could adversely affect our financial condition and results of operations.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely upon information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We also may rely upon representations of those customers and counterparties, or third parties such as auditors or appraisers, as to the accuracy and completeness of that information. If this information is inaccurate, we could experience a material adverse impact on our results of operations and financial condition.

Adverse changes in the market value of securities and investments that we manage for others may negatively impact the growth level of the Company’s non-interest income.

The Company provides a broad range of trust and investment management services for estates, trusts, agency accounts, and individual and employer sponsored retirement plans. The market value of the securities and investments managed by the Company may decline due to factors outside the Company’s control. Any such adverse changes in the market value of the securities and investments could negatively impact the growth of the non-interest income generated from providing these services.

The Bank’s branch locations may be negatively affected by changes in demographics.

The Bank has strategically selected locations for bank branches based upon regional demographics. Any changes in regional demographics may impact the Bank’s ability to reach or maintain profitability at its branch locations. Changes in regional demographics may also affect the perceived benefits of certain branch locations and management may be required to reduce the number of locations of its branches.

The Company is subject to extensive government regulation and supervision that could interfere with its ability to conduct its business and may negatively impact its financial results, restrict its activities, have an adverse impact on its operations, and impose financial requirements or limitations on the conduct of its business.

The Company, primarily through the Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer, and/or limit the pricing it may charge on certain banking services, among other things. The Company will have to apply resources to ensure that it is in compliance with any changes to statutes, regulations or regulatory policies, including changes in interpretations or implementation, which may increase its costs of operations and adversely impact its earnings.

The Company faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, which we refer to as the Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, FinCEN, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control, ("OFAC"). Over the past several years, federal and state bank regulators also have increased their focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If the Company’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that it has already acquired or may acquire in the future are deficient, it would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans, which would negatively impact its business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Company.

Regulations relating to privacy, information security and data protection could increase the Company’s costs, affect or limit how it collects and uses personal information and adversely affect its business opportunities.

The Company is subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and it could be negatively impacted by these laws. For example, the Company’s business is subject to the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, which, among other things: (i) imposes certain limitations on its ability to share nonpublic personal information about its customers with nonaffiliated third parties; (ii) requires that it provide certain disclosures to customers about its information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by the Company with nonaffiliated third parties (with certain exceptions) and (iii) requires it to develop, implement and maintain a written comprehensive information security program containing safeguards appropriately based on its size and complexity, the nature and scope of its activities, and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on the Company’s current and planned privacy, data protection and information security-related practices, the Company’s collection, use, sharing, retention and safeguarding of consumer or employee information, and some of its current or planned business activities. This could also increase the Company’s costs of compliance and business operations and could reduce income from certain business initiatives.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which the Company is subject could result in higher compliance and technology costs and could restrict its ability to provide certain products and services, which could have a material adverse effect on its business, financial conditions or results of operations. The Company’s failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to its reputation, which could have a material adverse effect on its business, results of operations, financial condition, and the value of its securities.

The Company’s use of third-party vendors and other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

The Company regularly uses third party vendors as part of its business. The Company also has substantial ongoing business relationships with other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by the Company’s federal bank regulators. Regulatory guidance requires all banking organizations to enhance due diligence, ongoing monitoring and control over organizations’ third-party vendors and other ongoing third-party business relationships. The Company expects that its regulators will hold it responsible for any deficiencies in its oversight and control of its third-party relationships and in the performance of the parties with which it has these relationships. As a result, if the Company’s regulators conclude that it has not exercised adequate oversight and control over its third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, the Company could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on its business, results of operations, financial condition, and the value of its securities.

Technological advances impact the Company’s business.

To conduct the Company’s business, it relies heavily on new technology-driven products and services, communications and information systems. The Company’s future success will depend, in part, on its ability to address the needs of the Company’s customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing them to its customers.  In addition, implementation of new technologies, such as artificial intelligence, may have unintended consequences due to their limitations or the Company's failure to use them effectively.  Failure to keep pace with technological change could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's information systems may experience an interruption or breach in security.

Any failure, interruption or breach of the security of the Company’s information systems could result in failures or disruptions in its customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of the Company’s information systems, there can be no assurance that the Company can prevent any such failures, interruptions or security breaches or, if they do occur, that they will be adequately addressed. During the normal course of the Company’s business, it has experienced and it expects to continue to experience attempts to breach its systems, none of which has been material to the Company to date, and it may be unable to protect sensitive data and the integrity of its systems. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage its reputation, result in a loss of customer business, subject it to additional regulatory scrutiny, or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on its financial condition and results of operations as well as the value of its securities.

The Company’s controls and procedures may fail or be circumvented.

The Company regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on its business, results of operations and financial condition.

Negative public opinion surrounding the Company and the financial institutions industry generally could damage its reputation and adversely impact its earnings.

Reputation risk, or the risk to the Company’s business, earnings and capital from negative public opinion surrounding the Company and the financial institutions industry generally, is inherent in its business. Negative public opinion can result from the Company’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion regarding the banking and financial services industries generally, such as the public reaction to the Silicon Valley Bank, Signature Bank and First Republic Bank failures, also can negatively affect the Company. Negative public opinion can adversely affect the Company’s ability to keep and attract clients and employees and can expose it to litigation and regulatory action. Although the Company takes steps to minimize reputation risk in dealing with its clients and communities, this risk will always be present given the nature of its business.

The Company relies heavily on its senior management team, and the unexpected loss of any of those personnel could adversely affect its operations.

The Company is a customer-focused and relationship-driven organization. The Company expects its future growth to be driven in a large part by the relationships maintained with its customers by its chief executive officer and by other senior officers. The unexpected loss of any of the Company’s key employees could have a material adverse effect on its business and operations, which would have an adverse effect on its business, results of operations, financial condition, and the value of its securities.

The success of the Company’s strategy depends on its ability to identify and retain individuals with experience and relationships in its markets.

In order to be successful, the Company must identify and retain experienced key management members with local expertise and relationships. Competition for qualified personnel is intense and there are a limited number of qualified persons with knowledge of and experience in the community banking industry in the Company’s chosen geographic markets. Even if the Company identifies individuals that it believes could assist the Company, the Company may be unable to recruit these individuals away from their more established relationships. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required is often lengthy. The Company’s inability to identify, recruit, and retain talented personnel could limit its growth and could materially adversely affect its business, results of operations, financial condition, and the value of its securities.

Higher FDIC deposit insurance premiums and assessments could adversely impact the Company’s financial condition.

The Company’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, the Company is required to pay quarterly deposit insurance premium assessments to the FDIC. Although the Company cannot predict what the insurance assessment rates will be, either a deterioration in its risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on its business, financial condition, results of operations, and cash flows.

The Company is a holding company dependent for liquidity on payments from the Bank, our major subsidiary, which are subject to restrictions.

The Company is a financial holding company and depends on dividends, distributions and other payments from the Bank, our subsidiary, to fund dividend payments to shareholders and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from it to us. Restrictions or regulatory action of that kind could impede access to funds that we need to make payments on our obligations, dividend payments or stock repurchases. In addition, our right to participate in a distribution of assets upon our subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Commercial real estate loans may increase the Company’s exposure to credit risk.

A portion of the Company’s loan portfolio is secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by commercial real estate collateral. An adverse development with respect to one lending relationship could expose the Company to a significantly greater risk of loss compared with a single-family residential mortgage loan because the Company typically has more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single‐family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. If the Company’s primary market areas experience an economic slowdown, these loans represent higher risk and could result in a sharp increase in loans charged off and could require the Company to significantly increase its allowance for credit losses, which could have a material adverse impact on its business, financial condition, results of operations, and cash flows.

Repayment of commercial business loans is often dependent on the cashflows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

The Company has commercial business loans as part of its loan portfolio. The Company’s commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

The Company is limited in the amount it can lend to one borrower.

The Company is limited in the amount that it can lend to a single borrower to 15% of the Bank’s capital and surplus, with an additional 10% available for certain loans meeting heightened collateral requirements. However, the Company generally imposes an internal limit that is more conservative than the legal maximum. The Company’s lending limit is significantly less than the limit for many of its competitors and may affect its ability to seek relationships with larger businesses in its market area. From time to time, the Company attempts to accommodate larger loans by selling participations in those loans to other financial institutions. However, the Company cannot ensure that it will be able to attract or maintain customers seeking larger loans or that it will be able to sell participations in such loans on terms it considers favorable. The Company’s inability to attract and maintain these customers or its inability to sell loan participations on favorable terms could adversely impact its business, financial condition, results of operation, and the value of its securities.

The Federal Reserve may require the Company to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of financial strength for the institution. Under these requirements, in the future, the Company could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital infusion may be required at times when the Company does not have the resources to provide it, and therefore the Company may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

The Company may be subject to more stringent capital requirements in the future.

From time to time, the Company’s banking regulators change the regulatory capital adequacy guidelines applicable to it and its banking subsidiary. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” The federal regulatory agencies adopted capital rules implementing the Basel III capital framework in the United States. Under these rules, the Company is required to satisfy additional, more stringent, capital adequacy standards than it had in the past. The Company has met all of the requirements of the Basel III-based capital rules to date, but the Company may fail to do so in the future. In addition, these requirements could have a negative impact on the Company’s ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower the Company’s return on equity, which may negatively impact its business, results of operations, financial condition, and the value of its securities.

The use of estimates and valuations in the preparation of the Company’s consolidated financial statements requires the exercise of judgment, and may be different from actual results, which could have a material adverse effect on the Company’s consolidated financial statements.

The Company makes various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing the provision for credit losses and estimating potential litigation liability. Market volatility may make it difficult to determine the fair value for certain of the Company’s assets and liabilities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets and liabilities, the price the Company ultimately realizes will depend on the demand and liquidity in the market at that time for that particular type of asset or liability and may be materially lower than its estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from the Company’s estimates, and that difference could have a material adverse effect on its consolidated financial statements.

Credit losses related to investment securities, impairment charges related to goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing investment securities for credit losses, we consider the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for an anticipated recovery in fair value in the near term. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, result of operations and financial condition.

If we want to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require us and our banking subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. At December 31, 2025, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a common equity Tier 1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of at least 8.0% and a Total risk-based capital ratio of at least 10%. However, our regulators may require us or our banking subsidiary to operate with higher capital levels.

Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital on terms and time frames acceptable to us and to raise additional capital at all. If we cannot raise additional capital in sufficient amounts when needed, our ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect our operations, financial conditions and results of operations. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets. If we raise capital through the issuance of additional shares of our common stock or other securities, we would likely dilute the ownership interests of current investors and could dilute the per share book value or earnings per share of our common stock. Furthermore, a capital raise through issuance of additional shares may have an adverse impact on our stock price.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

The Federal Home Loan Bank of Pittsburgh’s financial condition could deteriorate.

The Bank is a member of the Federal Home Loan Bank of Pittsburgh ("FHLB-Pittsburgh"), which is one of 11 regional Federal Home Loan Banks. The Bank has a line of credit with the FHLB-Pittsburgh that is secured by a blanket lien on its loan portfolio. Access to this line of credit is critical if a funding need arises. However, there can be no assurance that the FHLB-Pittsburgh will be able to provide funding when needed, nor can there be assurance that the FHLB-Pittsburgh will provide funds specifically to the Bank should its financial condition deteriorate and/or regulators prevent that access. The inability to access this source of funds could have a materially adverse effect on the Company’s financial flexibility if alternate financing is not available at acceptable interest rates. The failure of the FHLB-Pittsburgh or the FHLB system in general, may materially impair the Company’s ability to meet short- and long-term liquidity needs or to meet growth plans.

The Company owns common stock of the FHLB-Pittsburgh to qualify for membership in the FHLB system and access services from the FHLB-Pittsburgh. The FHLB-Pittsburgh faces a variety of risks in its operations including interest rate risk, counterparty credit risk, and adverse changes in its regulatory framework. In addition, the 11 Federal Home Loan Banks are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB cannot meet its obligations, other FHLBs can be called upon to make required payments. Such risks affecting the FHLB-Pittsburgh could adversely impact the value of the Company’s investment in the common stock of the FHLB-Pittsburgh and/or affect its access to credit.

There is a risk that the Company may not experience the projected benefits of its recent merger.

As described in Item 1, the Company completed a merger with NUBC during 2025, and expanded its geographic footprint in central Pennsylvania. Merger and acquisition activity involves various risks including: potential exposure to unknown or contingent liabilities of the target company, exposure to potential asset quality issues of the target company, difficulty and expense of integrating the operations and personnel of the target company, potential disruption to the Company’s business, potential diversion of management’s time and attention, the possible loss of key employees and customers of the target company, difficulty in estimating the value of the target company and potential changes in banking or tax laws or regulations that may affect the target company. Furthermore, failure to realize the expected revenue projections, cost savings, increases in geographic or product presence, and/or other projected benefits from our recent merger could have a material adverse effect on the Company’s financial condition or results of operations.

Risks Related to an Investment in the Company’s Common Stock

There is a limited trading market in the Company common stock, which will hinder the ability of stockholders to sell the Company’s common stock and may lower the market price of the stock.

Although the Company common stock is quoted on OTCID, the Company common stock is traded only sporadically. An active trading market for shares of the Company common stock may never develop or be sustained. This limited trading market for the Company common stock may also result in a lower market value of the Company common stock. Shareholders may not be able to sell shares when they desire if a liquid trading market does not develop or sell them at a price equal to their cost basis even if a liquid trading market does develop.

The Company can provide no assurance regarding whether, and if so when, it will make dividend payments in the future.

All dividends paid by the Company in the future will be dependent on the Company’s financial condition, results of operations, and cash flows, as well as capital regulations and dividend restrictions imposed by the rules and regulations of the Pennsylvania Department of Banking and Securities (“PADOBS”), the FDIC, and the Federal Reserve. The Federal Reserve and the FDIC have issued policy statements, which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances. The Company can provide no assurance regarding whether, and if so when, it will make dividend payments in the future.

The Company common stock is not FDIC insured and may lose value.

Shares of the Company common stock are not savings accounts or deposits and are not insured or guaranteed by the FDIC, or any other governmental agency, and involve investment risk, including the possible loss of the entire value of the investment.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

We are exposed to various cybersecurity risks that could adversely affect our business, operations, and financial condition.

As a community bank, we rely heavily on information technology and telecommunications systems to conduct our business activities, such as processing transactions, maintaining records, communicating with customers and vendors, and providing online and mobile banking services. These systems are subject to various cybersecurity threats, such as unauthorized access, hacking, phishing, malware, ransomware, denial-of-service attacks, and other malicious or criminal activities, that could compromise the confidentiality, integrity, or availability of our systems, data, or customer information. Cybersecurity threats may originate from external sources, such as cybercriminals, hackers, terrorists, or foreign governments, or from internal sources, such as employees, contractors, or vendors. Cybersecurity threats may also target our third-party service providers, such as core processors, cloud providers, or payment processors, whose systems and data are interconnected with ours.

We have implemented various security measures and controls to protect our systems and data from unauthorized access, use, or disclosure, such as firewalls, encryption, authentication, backup, and recovery, both internally and with our third party managed service provider. We also have established policies and procedures to monitor and respond to cybersecurity incidents, and to comply with applicable laws and regulations regarding cybersecurity and data privacy. We regularly review and update our security measures and controls to address the evolving nature and sophistication of cybersecurity threats. We also provide training and education to our employees and customers on cybersecurity awareness and best practices. In addition, we maintain cyber liability insurance coverage to mitigate the potential financial impact of cybersecurity incidents. Furthermore, internal and external auditors and regulators periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain a Business Continuity and Incident Response Program that provides a documented framework for responding to actual or potential incidents, including the engagement of appropriate third parties such as insurance providers and incident response professionals, and the timely escalation of matters to executive leadership and the board of directors. The program is coordinated by the Chief Information Officer, with key members of management embedded by design to enable cross-functional coordination, and is evaluated and tested at least annually.

Oversight of these risks is provided by a committee composed of four independent directors with experience in information system security, including two directors with direct information technology expertise. The Chief Information Officer is responsible for managing these risks, assigning responsibilities, and communicating relevant matters to the committee and the CEO. The CEO, in turn, reports to the full board of directors and oversees external communications to regulators, employees, and customers, as appropriate.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is always present. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks. Despite our efforts, we cannot guarantee that our security measures and controls will be sufficient or effective to prevent, detect, or mitigate all cybersecurity incidents or to protect our systems and data from unauthorized access, use, or disclosure. We may experience cybersecurity incidents in the future that could result in operational disruption, reputational damage, customer dissatisfaction, loss of business or revenue, legal liability, regulatory actions, fines, penalties, or remediation costs. Any of these outcomes could have a material adverse effect on our business, operations, and financial condition. While we have experienced cybersecurity incidents in the past, such incidents have not materially affected the Company to date.

Item 2. Properties

The Bank occupies thirteen branch properties in Centre, Northumberland, Snyder, and Union Counties in Pennsylvania, which are used principally as banking offices. As of December 31, 2025, the Company and the Bank owned twelve of such properties and leased one such property.

We consider our facilities to be suitable and adequate for our current and immediate future purposes.

Item 3. Legal Proceedings

The Company and the Bank are involved in various legal proceedings incidental to their business. Management believes that any such legal proceedings will not have a material adverse effect upon the Company’s financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company had approximately 1,067 holders of record of the 3,405,061 shares of common stock outstanding, par value of $1.00 per share, the only authorized class of common stock, outstanding as of December 31, 2025. Quotations for the Company’s common stock appear under the symbol “STLE” on the OTCID, a trading platform operated by OTC Markets Group Inc. for companies that are current in their reporting with federal banking regulators. These quotations represent inter-dealer prices and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2025 and 2024 are summarized in the following table.

	High	Low	Dividends Declared
2025:	($)	($)	($)
First quarter	25.00	22.84	-
Second quarter	26.10	22.10	0.74
Third quarter	27.00	25.25	-
Fourth quarter	29.64	25.50	0.75

	High	Low	Dividends Declared
2024:	($)	($)	($)
First quarter	24.90	22.75	-
Second quarter	26.25	19.10	0.72
Third quarter	27.00	19.10	-
Fourth quarter	27.45	21.49	0.73

We have paid cash dividends since organization of the Bank in 1872. It is our present intention to continue to pay dividends in an amount equal to or greater than $1.45 per share per year, however, the payment of future dividends must necessarily depend upon earnings, financial position, restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends. Our ability to pay dividends is subject to certain legal restrictions described in Note 14, “Regulatory Matters” of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and in the “Capital Resources” section of the “Management’s Discussion and Analysis of Consolidated Financial Conditions and Results of Operations,” included under Item 7 of this report.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of the financial condition and results of operations of Steele Bancorp, Inc. ("Steele") and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 1A, “Risk Factors” of Part I to this Annual Report on Form 10-K.

Steele is a bank holding company, that through its sole subsidiary Central Penn Bank & Trust ("the Bank), collectively (the "Company"), provides full-service banking to individual, municipality and corporate customers.  The Bank operates thirteen offices spanning the counties of Union, Snyder, Northumberland and Centre in Northcentral Pennsylvania.  Gathering deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and include various types of checking accounts, statement savings, money market accounts, interest checking accounts, individual retirement accounts, and certificates of deposits.  Milestone Insurance Services, LLC ("Milestone") was formed in 2003 and is a wholly owned subsidiary of the Bank.  Milestone is licensed to sell title insurance. Steele is supervised by the Board of Governors of the Federal Reserve System while the Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities.

CAUTIONARY STATEMENT

Certain statements in this section and elsewhere in this Annual Report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

•	Our business and financial results are affected by business and economic conditions, both generally and specifically in the mostly North Central Pennsylvania market in which we operate.

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•	Changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act.

•

A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

•

Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain at similar levels into 2026.

•

Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.

•

Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•

Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, including the conflict with Iran and the war in Ukraine, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers.

The words “believe,” “expect,” “anticipate,” “project” and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of us. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward looking statements.

The following discussion and analysis should be read in conjunction with the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. Our consolidated financial condition and results of operations are essentially those of our subsidiary, the Bank. Therefore, the analysis that follows is directed to the performance of the Bank.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements have been prepared in accordance with U.S. GAAP and conform to general practices within the banking industry. In the preparation of its financial statements, the Company is required to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The Company’s critical accounting policies are fundamental to understanding this MD&A and are more fully described in Note 1 (“Summary of Significant Accounting Policies”) within the Company’s Notes to the Consolidated Financial Statements which are included in Part II of this Annual Report on Form 10-K.

The Company defines its critical accounting policies, in accordance with U.S. GAAP. U.S. GAAP requires the Company to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on its financial condition and results of operations, as well as the specific manner in which those principles are applied. Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operations. The Company believes its policies governing the determination of the allowance for credit/loan losses and the fair values of loans acquired in business combinations are critical accounting policies. The Company’s management has reviewed and approved these critical accounting policies and has discussed these policies with its Audit Committee. The Company believes the critical accounting policies used in the preparation of its financial statements that require significant estimates and judgments are as follows:

Allowance for Credit Losses (ACL) - Loans

 Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” commonly referred to as Current Expected Credit Losses (“CECL”), requires a financial asset (or a group of financial assets) to be measured at an amortized cost basis and presented at the net amount expected to be collected. The amendments in this update affect financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.

Management evaluates the credit quality of the Company’s loan portfolio on an ongoing basis and performs a formal review of the adequacy of the ACL on a quarterly basis. The ACL is established through a provision for credit losses charged to earnings and is maintained at a level that management considers to be an estimate of the lifetime expected credit losses of the portfolio as of the evaluation date. Loans, or portions of loans, determined by management to be uncollectible are charged off against the ACL, while recoveries of amounts previously charged off are credited to the ACL.

Determining the amount of the ACL is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows, estimated losses on pools of homogeneous loans based on historical loss experience and reasonable and supportable forecasts, as well as consideration of current economic trends and conditions, all of which may be susceptible to significant change. Banking regulators, as an integral part of their examination of the Company, also review the ACL, and may require, based on information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ACL. Additionally, the ACL is determined, in part, by the composition and size of the loan portfolio.

The ACL consists of two components, a specific component and a general component. The specific component relates to loans that are individually analyzed for impairment. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted. The general reserve component of the ACL is based on pools of performing loans segregated by loan segment. Historical loss factors are applied based on historical losses in each risk rating category to determine the appropriate reserve related to those loans.

Although the Company’s management uses the best information available, the level of the ACL remains an estimate which is subject to significant judgment and short-term change which could have a significant impact on the Company’s financial condition or results of operations. The Company’s ACL is highly sensitive to the methods, assumptions and estimates underlying its calculation. See Note 1, “Summary of Significant Accounting Policies” and Note 6 “Allowance for Credit Losses” within the Company’s Notes to the Consolidated Financial Statements which are included in Part II of this Annual Report on Form 10-K for additional qualitative and quantitative information about the Company’s ACL.

Loans Acquired in a Business Combination

Acquired loans are classified as either (i) purchase credit-deteriorated (“PCD”) loans or (ii) purchased performing loans and are recorded at fair value on the date of acquisition

PCD loans are those for which there is more than insignificant evidence of credit deterioration since origination. When determining fair value, PCD loans are aggregated into pools based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. At the acquisition date, the ACL is determined and added to the fair value of the loan to determine the new amortized cost basis. The difference between the new amortized cost basis and the unpaid principal balance is either a noncredit discount or premium that will be amortized or accredited into the interest income over the remaining life of the loan. Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCD loan portfolio at its carrying amount.

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

MERGER WITH NORTHUMBERLAND BANCORP

The Company’s merger with Northumberland Bancorp (“NUBC”) was completed on August 1, 2025. NUBC was a Pennsylvania corporation that conducted its business primarily through its wholly owned subsidiary The Northumberland National Bank, which operated from a main office in Northumberland, Pennsylvania, and had six branches throughout Central Pennsylvania.

At the effective time of the merger, NUBC’s shareholders received a fixed exchange ratio of 1.185 shares of the Company’s common stock for each NUBC common share they owned, except to the extent of cash received for fractional shares at $24.30 per share. Total purchase consideration was $40.45 million, including common stock with a fair value of $40.22 million and cash of $3 thousand paid for fractional shares, and cost of dissenter's shares of $229 thousand. Holders of NUBC common stock prior to the consummation of the merger held approximately 45.4% of the Company’s common stock outstanding immediately following the merger.

In connection with the acquisition, the Company recorded a bargain purchase gain of $18.30 million and a core deposit intangible asset of $14.66 million. Assets acquired totaled $687.92 million, including gross loans valued at $427.17 million, available- for-sale debt securities valued at $165.66 million, bank-owned life insurance valued at $14.85 million and premises and equipment, net, valued at $9.23 million. Liabilities assumed totaled $629.17 million, including deposits valued at $597.06 million and borrowings valued at $20.12 million. The fair value adjustments made to the acquired assets and liabilities of NUBC are considered preliminary at this time and are subject to change as the Company finalizes its fair value determinations. The assets purchased and liabilities assumed in the acquisition were recorded at their preliminary estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition.

For the year-ended December 31, 2025, the Company incurred pre-tax merger-related expenses related to the NUBC transaction of $5.52 million. Merger-related expenses include voluntary severance and similar expenses as well as expenses related to conversion of NUBC’s core banking system into the Company’s core system and legal and other professional expenses. Also during 2025, the Company recorded a one-time provision for credit losses of $4.01 million for acquired non-Purchase Credit Deteriorated (“non-PCD”) loans.

FINANCIAL CONDITION

Total assets at December 31, 2025, were $1.26 billion, an increase of $664.76 million, or 111.4% from $596.70 million at December 31, 2024. The increase in total assets was primarily due to the NUBC merger. Gross loans receivable increased $481.83 million, available-for-sale debt securities increased $104.75 million, premises and equipment increased $9.68 million and bank-owned life insurance increased $15.27 million, all primarily related to the merger.  Total liabilities at December 31, 2025, were $1.14 billion, an increase of $602.27 million, or 111.4% from $540.79 million at December 31, 2024. Deposit balances increased by $621.25 million, subordinated debt increased by $9.89 million, and FHLB borrowings decreased $37.55 million since December 31, 2024, all primarily related to the NUBC merger.

Total average assets increased 53.3% from $573.35 million for the year ended December 31, 2024 to $879.13 million for the year ended December 31, 2025. Average earning assets were $839.61 million in 2025 and $550.52 million in 2024. Average interest-bearing liabilities were $646.35 million in 2025 and $429.24 million in 2024.

Cash and cash equivalents increased $39.83 million or 433.9% from $9.18 million at December 31, 2024 to $49.01 million at December 31, 2025. The increase is primarily the result of $43.36 million acquired in the merger with NUBC.

Debt securities available for sale increased $104.75 million or 90.3% to $220.81 million at December 31, 2025 from $116.05 million at December 31, 2024.  The increase is the result of the merger with NUBC.

Gross loans increased 110.4% to $918.17 million at December 31, 2025 from $436.34 million at December 31, 2024. This increase is related to the NUBC merger as well as strong new loan originations in 2025.

Interest bearing deposits increased $469.69 million to $889.47 million at December 31, 2025 from $419.78 million at December 31, 2024. Noninterest-bearing deposits increased 217.3% from $69.75 million in 2024 to $221.31 million in 2025. These increases were primarily due to the NUBC merger.

Federal Home Loan Bank advances decreased $37.55 million to $5.5 million at December 31, 2025 from $43.05 million at December 31, 2024 due to paying off short-term borrowing payoffs with excess liquidity from the NUBC merger.

Total stockholder’s equity increased by $62.48 million, or 111.7%, from $55.92 million at December 31, 2024, to $118.40 million at December 31, 2025. The increase is primarily attributable to the NUBC merger. Accumulated other comprehensive loss decreased to $1.14 million as of December 31, 2025 from $4.42 million as of December 31, 2024.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased from 89.1% as of December 31, 2024 to 82.7% as of December 31, 2025.

It is our opinion that the asset/liability mix and the interest rate risk associated with the balance sheet are within manageable parameters. Constant monitoring using asset/liability reports and interest rate risk scenarios are in place along with quarterly asset/ liability management meetings on the committee level by the Bank’s Board of Directors.

Securities

Available-for-sale debt securities increased by $104.75 million or 90.3% to $220.81 million at December 31, 2025 from $116.05 million at December 31, 2024. This increase is primarily related to the merger with NUBC.  Within the portfolio, U.S. government agencies increased $22.39 million, U.S. government sponsored enterprise mortgage-backed securities increased $18.13 million, tax exempt state and municipal bonds increased $33.96 million, and taxable state and municipal bonds increased $26.84 million.  Gross unrealized losses decreased from $5.65 million as of December 31, 2024 to $2.96 million as of December 31, 2025.  The fair value of these securities was influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for the various types of agency debt.  Steele did not consider the debt securities to be impaired since it had both the intent and ability to hold the securities until a recovery of fair value, which may be maturity.

The following tables summarize the maturity distribution and yields of available-for-sale securities as of December 31, 2025 and December 31, 2024:

As of December 31, 2025	Due in one year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Securities available for sale:
US Treasury Securities	4.68%	3.70%	-%	-%	3.86%
US Government Agencies	3.73%	4.35%	4.90%	4.94%	4.24%
Taxable state and municipal	3.66%	3.93%	4.32%	-%	3.96%
Mortgage – backed securities	3.34%	4.17%	4.58%	4.96%	4.04%
Corporate securities	1.11%	2.02%	7.10%	-%	3.48%
Total taxable	3.53%	4.12%	4.71%	4.94%	4.07%

Tax exempt state and municipal (1)	2.65%	3.54%	3.25%	2.99%	3.36%

Total	3.38%	3.91%	3.77%	4.02%	3.79%

1.

Yields on tax-exempt securities have been adjusted to a fully taxable-equivalent basis (a non-GAAP measure) using a federal tax rate of 21%. See "Reconcilement of Taxable Equivalent Net Interest Income" table within the Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on reconciliation between GAAP and non-GAAP tax equivalent net interest income.

Marketable Equity Securities

At December 31, 2025 and December 31, 2024, the Company had $613 thousand and $268 thousand in equity securities recorded at fair value, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the years ended December 31, 2025 and 2024:

	For the Year
(In Thousands)	Ended December 31,
	2025	2024
Net gains (losses) recognized in equity securities during the year	$151	$(55)
Unrealized gains (losses) recognized in equity securities held at reporting date	$151	$(55)

See Note 4 within the Company’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding Company’s investment portfolio as of December 31, 2025.

Loans

Gross loans receivable increased 110.3% from $437.16 million at December 31, 2024 to $919.24 million at December 31, 2025. The percentage distribution in the loan portfolio is shown in the tables below:

(In Thousands)			Change
	2025	2024	Amount	%
Commercial	$162,775	$87,990	$74,785	85.0%
Commercial real estate:
Commercial mortgages	226,465	129,036	97,429	75.5
Other construction and land development loans	38,102	16,649	21,453	128.9
Secured by farmland	90,177	66,910	23,267	34.8
Residential mortgage:
Multifamily	13,858	4,725	9,133	193.3
1-4 family residential mortgages	339,000	115,311	223,689	194.0
Construction	3,600	1,309	2,291	175.0
Home Equity	32,745	7,186	25,559	355.7
Consumer, automobile	4,360	6,516	(2,156)	(33.1)
Consumer, other	8,155	1,526	6,629	434.4
Gross loans	$919,237	$437,158	$482,079	110.3%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management and are monitored on an ongoing basis.

The following table summarizes remaining contractual maturity held for investment for fixed and variable rate loans as of December 31, 2025 and December 31, 2024, respectively.

December 31, 2025	One year or less	After one year through five years	After five years and through fifteen years	After fifteen years	Total
(In Thousands)
Fixed Rate Loans:
Commercial	$1,719	$14,356	$35,728	$24,222	$76,025
Commercial Real Estate	17,930	3,330	8,602	11,158	41,020
Residential Mortgage	2,310	3,625	38,797	39,130	83,862
Home Equity	179	50	505	1,812	2,546
Consumer - Other	380	1,110	209	327	2,026
Consumer - Auto	180	5,767	1,228	-	7,175
Total Fixed Rate loans	22,698	28,238	85,069	76,649	212,654

Variable Rate Loans:
Commercial	2,274	43,009	26,394	14,005	85,682
Commercial Real Estate	4,895	11,733	68,738	229,426	314,792
Residential Mortgage	5,416	1,572	49,789	215,819	272,596
Home Equity	457	1,422	6,348	21,972	30,199
Consumer - Other	135	1,280	344	575	2,334
Consumer - Auto	43	915	22	-	980
Total Variable Rate loans	13,220	59,931	151,635	481,797	706,583
Total Loans	$35,918	$88,169	$236,704	$558,446	$919,237

December 31, 2024	One year or less	After one year through five years	After five years and through fifteen years	After fifteen years	Total
(In Thousands)
Fixed Rate Loans:
Commercial	$6,492	$11,751	$9,332	$-	$27,575
Commercial Real Estate	19,194	4,071	7,534	2,768	33,567
Residential Mortgage	1,833	4,651	27,730	327	34,541
Home Equity	-	47	76	-	123
Consumer - Other	231	1,120	84	6	1,441
Consumer - Auto	551	5,678	287	-	6,516
Total Fixed Rate loans	28,301	27,318	45,043	3,101	103,763

Variable Rate Loans:
Commercial	9,210	37,881	9,514	3,810	60,415
Commercial Real Estate	2,019	1,878	59,868	115,263	179,028
Residential Mortgage	389	936	16,672	68,807	86,804
Home Equity	-	445	4,880	1,738	7,063
Consumer - Other	21	44	-	20	85
Consumer - Auto	-	-	-	-	-
Total Variable Rate loans	11,639	41,184	90,934	189,638	333,395
Total Loans	$39,940	$68,502	$135,977	$192,739	$437,158

See Note 5 within the Company’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Company’s loan portfolio as of December 31, 2025.

Allowance for Credit Losses

The allowance for credit losses was $9.90 million at December 31, 2025 compared to $4.38 million at December 31, 2024. This allowance equaled 1.08 percent and 1.00 percent of total loans, net of unearned income, at the end of  2025 and 2024, respectively. The Bank's provision for credit losses for the year ended December 31, 2025 was $4.85 million primarily consisting of $4.01 million related to the acquisition of NUBC non-purchase credit deteriorated ("PCD") legacy loans.  The Bank recorded a CECL allowance credit loss adjustment of $725 thousand for the acquisition of PCD accruing loans.  The credit loss reserve is analyzed quarterly and reviewed by CPBT’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with CPBT's Board of Directors are had to review new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for credit losses was considered adequate based on delinquency trends and actual loans written off as it relates to the loan portfolio.

Individually Evaluated Loans

Individually evaluated loans were $6.83 million as of December 31, 2025, an increase from $2.11 million as of December 31, 2024.  The ACL for individually evaluated loans was $615 thousand and $20 thousand as of December 31, 2025 and 2024. respectively.  The increase was mainly due to the acquisition of the NUBC loan portfolio.  When compared to December 31, 2024, eleven loans totaling $1.95 million were removed from individual evaluation and thirty-four loans totaling $6.69 million were added to individual evaluation as of December 31, 2025.  Please see Note 6 within the Company’s Notes to the Consolidated Financial Statements for more information regarding the Company’s allowance for credit losses as of December 31, 2025 and 2024.

Collectively Evaluated Loans

Collectively evaluated loans totaled $912.41 million, with an ACL of $9.29 million as of December 31, 2025 and $435.05 million with an ACL of $4.36 million as of December 31, 2024.

Collectively evaluated loans are divided into pools based upon risk characteristics. Management has elected to use the FDIC call report loan codes to group loans.  Utilizing a discounted cash flow (DCF) model, the Company calculates the sum of expected losses via a gross loss rate and recovery rate assumption based on call report loan codes to determine its allowance for credit losses.  Management has elected to perform cash flow modeling without the present value component due to lack of loan loss history and simplification of the model.  Call report loan codes are allocated additional loss estimates based upon Management’s analysis of qualitative factors including changes in lending policies, procedures, and strategies, economic conditions, changes in nature and volume of portfolio, credit and lending staff, changes in delinquencies, changes in quality of the loan review system, trends in underlying collateral, concentration risk, and external factors.

The allowance for collectively evaluated loans increased $4.93 million when compared to December 31, 2024 primarily due to the increase in loan balances as a result of the acquisition of NUBC.

Q factors

CPBT adjusts historical loss information to reflect the extent to which management expects reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated.  The increase in qualitative factor reserve for December 31, 2025 when compared to December 31, 2024 is primarily due to the acquisition of NUBC along with the following factors.

Changes in Nature and Volume

Annual and quarterly loan growth as of December 31, 2025 was 110.4% and 1.96%, respectively.  Due to the exponential growth of loans due to the bank merger, management has elected to monitor quarter-to-date loan growth on a call report line-item basis and assign a risk factor for each line item rather than applying a risk factor to the entire pool of loans.  In the fourth quarter of 2025 there were two loan pools that had significant growth, resulting in a risk factor being assigned. As of December 31, 2024 management elected to monitor year-to-date loan growth on a call report line-item basis. In the fourth quarter of 2024 there were six loan pool that had significant growth, resulting in a risk factor being assigned.

Concentrations

Management has elected to complete a quarterly internal loan concentration review by calculating the percentage of each call report loan code balance by Tier 1 capital to reflect loan concentration at the call report loan code level. As of December 31, 2025 four call report line items had a concentration percentage that deemed it necessary to assign a risk factor. As of December 31, 2024 five call report loan codes were assigned a risk factor based on their concentration level.

Conclusion

Based upon the calculation, management’s current judgements about the credit quality of the loan portfolio, and after considering all known relevant internal and external factors that affect loan collectability, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of December 31, 2025 and 2024.

The following table details activity in the allowance for expected credit losses by portfolio segment for the years ended December 31, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In Thousands)
	2025
	Commercial	Commercial Real Estate	Residential mortgage	Home Equity	Consumer, other	Consumer, auto	Total
Balance, beginning of year	$1,007	$2,366	$823	$83	$18	$82	$4,379
Merger adjustments	$423	$114	$178	$7	$3	$-	$725
(Recovery) provision charged to operations	1,885	1,533	1,245	90	58	41	4,852
Loans charged off	-	-	-	-	(23)	(49)	(72)
Recoveries	5	-	-	-	4	11	20
Ending balance	$3,320	$4,013	$2,246	$180	$60	$85	$9,904
Ending balance individually evaluated for impairment	$498	$98	$19	$-	$-	$-	$615
Ending balance collectively evaluated for impairment	$2,822	$3,915	$2,227	$180	$60	$85	$9,289

(In Thousands)
	2024
	Commercial	Commercial Real Estate	Residential mortgage	Home Equity	Consumer, other	Consumer, auto	Unallocated	Total
Balance, beginning of year	$793	$1,741	$792	$60	$44	$85	$346	$3,861
(Recovery) provision charged to operations	212	625	31	23	(16)	40	(346)	569
Loans charged off	-	-	-	-	(10)	(52)	-	(62)
Recoveries	2	-	-	-	-	9	-	11
Ending balance	$1,007	$2,366	$823	$83	$18	$82	$-	$4,379
Ending balance individually evaluated for impairment	$17	$-	$3	$-	$-	$-	$-	$20
Ending balance collectively evaluated for impairment	$990	$2,366	$820	$83	$18	$82	$-	$4,359

The following table represents an analysis of the allowance for credit losses:

$ (in thousands)	As of December 31,
	2025	2024
Average Loans outstanding	$644,126	$412,541
Total loans outstanding at the end of each period	$919,237	$437,158
Allowance for credit losses at the beginning of the period	$4,379	$3,861
Merger adjustments	725	-
Provision for (recovery of) credit losses	4,852	569
Charge Offs:
Commercial	-	-
Commercial real estate	-	-
Residential mortgage	-	-
Home equity	-	-
Consumer - other	(23)	(10)
Consumer - auto	(49)	(52)
Total Charge-Offs	(72)	(62)
Recoveries
Commercial	5	2
Commercial real estate	-	-
Residential mortgage	-	-
Home equity	-	-
Consumer - other	4	-
Consumer - auto	11	9
Toal recoveries	20	11
Net (charge-offs) recoveries	(52)	(51)
Allowance for credit losses at the end of the period	$9,904	$4,379
Ratio of allowance to total loans outstanding at period end	1.08%	1.00%
Ratio of nonaccrual loans to total loans at period end	0.69%	0.10%
Ratio of allowance to nonaccrual loans at period end	157.11%	999.77%

The following tables shows net charge-offs, average loan balance and the percentage of charge-offs to average loan balance for each of the Company’s loan segments at the end of each period.

December 31, 2025
$ (in thousands)	Net Charge Offs (Recoveries)	Average Loans	Percentage of Net Charge Offs (Recoveries) to Average Loans
Commercial	$(5)	$114,059	(0.00)%
Commercial real estate	-	248,576	0.00%
Residential mortgage	-	249,777	0.00%
Home equity	-	22,945	0.00%
Consumer - other	19	3,055	0.62%
Consumer - auto	38	5,714	0.67%
Total	$52	$644,126	0.01%

December 31, 2024
$ (in thousands)	Net Charge Offs (Recoveries)	Average Loans	Percentage of Net Charge Offs (Recoveries) to Average Loans
Commercial	$(2)	$80,566	(0.00)%
Commercial real estate	-	197,496	0.00%
Residential mortgage	-	119,780	0.00%
Home equity	-	6,493	0.00%
Consumer - other	10	1,657	0.60%
Consumer - auto	43	6,550	0.66%
Total	$51	$412,541	0.01%

The following tables present information on the ACLL as of the dates indicated.

As of December 31, 2025		Percentage of	Percentage of
$ (in thousands)	Allowance Amount	Loans to Total Loans	Allowance to Loans
Commercial	$3,320	17.71%	2.04%
Commercial real estate	4,013	38.59%	1.13%
Residential Mortgage	2,246	38.78%	0.63%
Home Equity	180	3.56%	0.55%
Consumer - other	60	0.47%	1.38%
Consumer - auto	85	0.89%	1.04%
Total	$9,904	100.00%	1.08%

As of December 31, 2024		Percentage of	Percentage of
$ (in thousands)	Allowance Amount	Loans to Total Loans	Allowance to Loans
Commercial	$1,007	20.13%	1.14%
Commercial real estate	2,366	48.63%	1.11%
Residential Mortgage	823	27.76%	0.68%
Home Equity	83	1.64%	1.16%
Consumer - other	18	0.35%	1.18%
Consumer - auto	82	1.49%	1.26%
Total	$4,379	100.00%	1.00%

See Note 1 and 6 within the Company’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Company’s allowance for credit losses as of December 31, 2025.

Deposits

Total average deposits increased by $275.06 million or 57.1% from $481.45 million at December 31, 2024 to $756.50 million at December 31, 2025. Average savings deposits increased 57.9% to $106.18 million in 2025 from $67.26 million in 2024. Average time deposits increased 90.6% to $224.39 million in 2025 from $117.73 million in 2024. Average non-interest bearing demand deposits increased $59.79 million to $141.12 million in 2025 from $81.33 million in 2024. Average interest bearing NOW accounts increased 22.3% from $180.06 million in 2024 to $220.18 million in 2025.

The average balance and average rate paid on deposits are summarized as follows:

	December 31, 2025		December 31, 2024
	Average	Average	Average	Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%
Non-interest bearing	$141,121	—%	$81,328	—%	$59,793	73.2%
Savings	106,177	0.19	67,256	0.21	38,921	57.9
Now deposits	220,181	1.83	180,064	1.99	40,117	22.3
Money market deposits	64,636	1.16	35,069	1.06	29,567	84.3
Time deposits	224,389	3.91	117,729	3.81	106,660	90.6
Total deposits	$756,504	2.23%	$481,446	2.15%	$275,058	57.1%

The following table presents time deposits that exceed $250 thousand as of the date indicated.

		Over 3	Over 6
As of December 31, 2025		Months	Months
$ (in thousands)	3 Months or Less	Through 6 Months	Through 12 Months	Over 12 Months	Total
Total time deposits exceeding $250	$28,656	$24,822	$28,129	$16,830	$98,437

		Over 3	Over 6
As of December 31, 2024		Months	Months
$ (in thousands)	3 Months or Less	Through 6 Months	Through 12 Months	Over 12 Months	Total
Total time deposits exceeding $250	$10,036	$6,145	$18,683	$4,639	$39,503

At December 31, 2025, estimated uninsured deposits, or the portion of deposit accounts which exceeded the Federal Deposit Company insurance limit, totaled $344.57 million. Of this amount, $145.90 million was collateralized by securities pledged by the Company or letters of credit issued through the Federal Home Loan Bank of Pittsburgh. Time deposits of $250,000 or more totaled approximately $98.44 million at December 31, 2025.

See Note 8 within the Company’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Company’s deposits as of December 31, 2025.

Borrowings

The average balance of borrowed funds increased $1.83 million to $30.96 million in 2025 from $29.13 million in 2024 due to the following:

●	Securities sold under agreements to repurchase (short-term) average balance increased $93 thousand to $1.65 million in 2025 from $1.56 million in 2024.
●	Federal funds purchased (short-term) average balance decreased $23 thousand to $14 thousand in 2025 from $37 thousand in 2024.
●	Federal Reserve Bank Borrowing average balance decreased $9.19 million to $-0- in 2025 from $9.19 million in 2024.
●	Federal Home Loan Bank Advances average balance increased $6.78 million to $25.12 million in 2025 from $18.34 million in 2024.
●	Subordinated Debt average balance increased to $4.18 million in 2025 from $0 in 2024.

Total borrowed funds consisted of the following at December 31, 2025 and 2024:

	2025
	Ending	Average	Average Rate
(In Thousands)	Balance	Balance	At Year End
Securities sold under agreements to repurchase	$1,589	$1,653	4.42%
Federal funds purchased	-	14	7.14
Federal Home Loan Bank Advances	5,500	25,117	4.58
Subordinated debt	9,892	4,178	4.50
Total Borrowed Funds	$16,981	$30,962	4.56%

	2024
	Ending	Average	Average Rate
(In Thousands)	Balance	Balance	At Year End
Securities sold under agreements to repurchase	$1,143	$1,560	5.26%
Federal funds purchased	-	37	5.41
Federal Reserve Bank Borrowings	-	9,189	4.90
Federal Home Loan Bank Advances	43,050	18,339	3.86
Total Borrowed Funds	$44,193	$29,125	4.26%

See Note 9 & 10 within the Company’s Notes to the Consolidated Financial Statements for more information regarding the Company’s borrowed funds as of December 31, 2025 and 2024.

Stockholders' Equity and Capital Adequacy

Details concerning capital ratios at December 31, 2025 and December 31, 2024 are presented in Note 14 within the Company's Notes to the Consolidated Financial Statements, which are included in this Annual Report on Form 10-K. Steele meets the conditions of the Federal Reserve's small bank holding company policy statement and is therefore excluded from consolidated capital requirements.  CPBT is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Steele's financial statements.  Management believes, as of December 31, 2025, that CPBT met all capital adequacy requirements to which it was subject.

Future dividend payments and repurchases of common stock will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. In addition, CPBT is subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. Further, although Steele is not subject to the specific consolidated capital requirements, its ability to pay dividends, repurchase stock or engage in other activities may be limited by the Federal Reserve if it fails to hold sufficient capital commensurate with its overall risk profile.

MBTC's total Tier 1 Capital increased $48.53 million to $106.05 million at December 31, 2025 from $57.52 million at December 31, 2024.  The Bank's resulting Tier 1 Leverage Ratio decreased to 8.56% at December 31, 2025 from 9.67% at December 31, 2024.

RESULTS OF OPERATIONS

Net income in 2025 amounted to $22.89 million, or $9.15 per share, an increase of $18.41 million, or 410.8%, compared to $4.48 million, or $2.41 per share, in 2024. The increase in 2025 net income compared to 2024 was primarily due to the bargain purchase gain of $18.30 million associated with the NUBC merger. Pretax merger-related expenses recorded in 2025 were $5.52 million. Also, during the third quarter 2025, the Company recorded a one-time pretax provision for credit losses of $4.01 million for acquired non-PCD loans.

Net interest income increased $15.17 million, or 91.0% to $31.85 million in 2025 from $16.67 million in 2024. Non-interest income was $22.66 million in 2025, an increase of $20.69 million, or 1,050.1%, from $1.97 million in 2024, which primarily reflected an $18.30 million bargain purchase gain. Non-interest expense was $25.66 million in 2025, an increase of $13.08 million, or 103.9%, from $12.59 million in 2024, which was primarily related to the one-time merger-related expenses discussed above, as well as a $3.78 million, or 50.6% increase in salaries and employee benefits.

Net Interest Income

Net interest income is the difference between the interest Steele earns on its interest-earning assets, such as loans and investment securities, and the expense Steele pays on interest-bearing liabilities, such as deposits and borrowings.  Net interest income depends on both the volume of Steele's interest-earning assets and interest-bearing liabilities and the interest rates Steele earns or pays on them.

Net interest income before provision for credit losses increased by $15.17 million, or 91.0%, to $31.85 million for the year ended December 31, 2025, compared to $16.67 million for the year ended December 31, 2024.  Interest income and interest expense both increased in 2025 when compared to 2024, due to increased average balances in loans due to the merger and higher rates on loans and investment securities, offset by the increased deposit and other borrowing expense due to an increase in balances and rates.  Yield on earning assets increased quicker than the cost of funds, resulting in an increase in net interest income.  Net interest margin (tax equivalent) increased from 3.11% as of December 31, 2024 to 3.86% as of December 31, 2025.

Interest income increased $20.49 million, or 77.3%, to $47.0 million for the year ended December 31, 2025, compared with $26.51 million for the year ended December 31, 2024.  The average yield on earning assets increased 78 basis points from 4.89% in 2024 to 5.67% in 2025.  This increase in rates was in addition to the growth in average balance of earning assets from the merger which increased $289.09 million to $839.61 million for the year ended December 31, 2025 compared to $550.52 million for 2024.

Interest expense increased $5.32 million, or 54.1%, to $15.15 million in 2025 from $9.84 million in 2024.  The increase was the result of an increase in rates paid on interest bearing deposits of 8 basis points from 2.15% for 2024 to 2.23% in 2025.  The increase is also the result of an increase in average balance of interest-bearing deposits due to the merger of $215.27 million to $615.38 million for the year ended December 31, 2025 compared to $400.12 million for 2024.  The increase in expense is also attributed to an increase in average balance of borrowings of $1.83 million to $30.96 million for the year ended December 31, 2025 compared to $29.13 million for 2024.  The increase is also due to an increase in rates paid on borrowings of 30 basis points from 4.26% for 2024 to 4.56% in 2025.

The following table sets forth certain information relating to Steele's average balance sheets and reflects average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the years indicated.  Such yields and costs are derived by dividing income or expenses by the average balance of interest-earning assets or interest-earning liabilities, respectively, for the years presented.  Average balances are derived from daily balances over the years indicated.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

The following Average Balance Sheet and Rate Analysis tables presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the years ended December 31, 2025 and 2024.

AVERAGE BALANCE SHEET AND RATE ANALYSIS YEARS ENDED DECEMBER 31,

(In Thousands)	2025			2024
	(1)			(1)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS :
Tax-exempt loans	$25,054	$753	3.01%	$18,103	$532	2.94%
All other loans	619,072	39,697	6.41%	387,056	21,936	5.67%
Total loans (2)(3)(4)	644,126	40,450	6.28%	405,159	22,468	5.55%
Taxable securities	92,858	3,639	3.92%	63,855	1,963	3.07%
Tax-exempt securities (3)	68,934	2,135	3.10%	57,320	1,530	2.67%
Other securities (7)	4,768	367	7.70%	3,848	196	5.09%
Total securities	166,560	6,141	3.69%	125,023	3,689	2.95%
Federal funds sold	3,090	124	4.01%	4,800	240	5.00%
Interest-bearing deposits	25,835	876	3.40%	15,540	547	3.52%
Total interest-earning assets	839,611	47,591	5.67%	550,522	26,944	4.89%
Other assets	39,521			22,831
TOTAL ASSETS	$879,132			$573,353
LIABILITIES :
Savings	$106,177	205	0.19%	$67,256	139	0.21%
NOW deposits	220,181	4,022	1.83%	180,064	3,592	1.99%
Money market deposits	64,636	750	1.16%	35,069	373	1.06%
Time deposits	224,389	8,765	3.91%	117,729	4,491	3.81%
Total deposits	615,383	13,742	2.23%	400,118	8,595	2.15%
Securities sold under repurchase agreement	1,653	73	4.42%	1,560	82	5.26%
Fed Funds purchased	14	1	7.14%	37	2	5.41%
Federal reserve bank borrowings	-	-	0.00%	9,189	450	4.90%
Federal Home Loan Bank advances	25,117	1,150	4.58%	18,339	708	3.86%
Subordinated debt	4,178	188	4.50%	-	-	0.00%
Total borrowings	30,962	1,412	4.56%	29,125	1,242	4.26%
Total interest-bearing liabilities	646,345	15,154	2.34%	429,243	9,837	2.29%
Demand deposits	141,121			81,328
Other liabilities	9,256			6,653
Stockholders’ equity	82,410			56,129
TOTAL LIABILITIES AND STOCKHOLDERS ‘ EQUITY	$879,132			$573,353
Interest rate spread (6)			3.32%			2.60%
Net interest income/margin (5)		$32,437	3.86%		$17,107	3.11%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)

Interest income from tax exempt loans and securities has been adjusted to a fully taxable-equivalent basis (a non-GAAP measure), using the Company's marginal federal income tax rate of 21 percent for 2025 and 2024. The taxable equivalent adjustment to net interest income for tax exempt loans for the years ended December 31, 2025 and 2024 were $158 thousand and $111 thousand, respectively.  The taxable equivalent adjustment to net interest income for tax exempt securities for the years ended December 31, 2025 and 2024 were $432 thousand and $322 thousand, respectively.

(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings. Nonaccrual loans totaled $6,304 and $438 as of December 31, 2025 and 2024, respectively.
(5)	Net interest margin is computed by dividing tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Average balance includes restricted investments in bank stock and money market funds.

Reconcilement of Taxable Equivalent Net Interest Income

	For the Years Ended December 31,
(In Thousands)	2025	2024
Total interest income (GAAP)	$47,001	$26,511
Total interest expense (GAAP)	15,154	9,837
Net interest income (GAAP)	31,847	16,674
Tax equivalent adjustment	590	433
Net interest income (fully taxable equivalent) (Non-GAAP)	$32,437	$17,107

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the Consolidated Balance Sheets as it pertains to net interest income, the table below reflects these changes for 2025 versus 2024:

(In Thousands)	Year Ended December 31,
	2025 vs 2024
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$206	$15	$221
Loans	14,013	3,748	17,761
Taxable investment securities	1,014	662	1,676
Tax-exempt investment securities	335	270	605
Other securities	59	112	171
Federal funds sold	(77)	(39)	(116)
Interest bearing deposits	356	(27)	329
Total interest-earning assets	15,906	4,741	20,647
Interest expense:
Savings	78	(12)	66
NOW deposits	767	(337)	430
Money market deposits	329	48	377
Time deposits	4,118	156	4,274
Securities sold under repurchase agreements	4	(13)	(9)
Federal funds purchased	(1)	-	(1)
Federal Reserve Bank borrowings	(450)	-	(450)
Federal Home Loan Bank advances	286	156	442
Subordinated debt	188	-	188
Total interest-bearing liabilities	5,319	(2)	5,317
Change in net interest income (fully taxable equivalent)	$10,587	$4,743	$15,330

Provision for (Recovery of) Credit Losses

For the year ended December 31, 2025, the Company recorded a $5.19 million provision for credit losses. The provision included a $4.85 million provision for credit losses on loans and a $340 thousand provision for credit losses on unfunded commitments.  This was primarily a result of the $4.01 million one-time provision related to purchased non-PCD loans acquired as part of the NUBC merger. For the year ended December 31, 2024 the Company recorded a $680 thousand provision for credit losses, which was made up of a $569 thousand provision for credit losses on loans and an $111 thousand provision for credit losses on unfunded commitments.  The increases in the provision for credit losses are primarily due to the acquisition of loans due to the merger with NUBC.

Steele completes a comprehensive quarterly evaluation to determine its provision for (recovery of) credit losses on loans and unfunded commitments.  The evaluation of credit losses on loans reflected analyses of individual borrowers and historical loss experiences, and changes in net loan balances, supplemented as necessary by credit judgement that considers observable trends, conditions, and other relevant environmental and economic factors.

See Note 6 within the Company’s Notes to the Consolidated Financial Statements for more information regarding the Company’s provision for (recovery of) credit losses as of December 31, 2025 and 2024.

Non-interest Income

Total non-interest income increased $20.69 million or 1,050.1% to $22.66 million for the year ended December 31, 2025. Bargain purchase gain of $18.30 million was recognized in association with the merger with NUBC for the year ended December 31, 2025.  (See Note 2 within the Company's Notes to the Consolidated Financial Statements for more detail.) Trust and investment fee income increased $612 thousand, or 737.3% to $695 thousand in 2025 from $83 thousand in 2024 due to acquiring a trust department with the merger with NUBC.  Mortgage banking revenue increased $382 thousand, or 152.8% to $632 thousand in 2025 from $250 thousand in 2024 due to an increase in loan sales in 2025 related to the interest rate environment.   ATM fees and debit card income increased $427 thousand, or 56.0% to $1.19 million in 2025 from $762 thousand in 2024 as a result of increased ATM and debit card utilization due to increased customer activity from the merger with NUBC.

(In Thousands)	For The Year Ended
	December 31, 2025		December 31, 2024		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges on deposit accounts	$763	3.4%	$451	22.9%	$312	69.2%
ATM fees and debit card income	1,189	5.2	762	38.7	427	56.0
Mortgage banking revenue	632	2.8	250	12.7	382	152.8
Trust and investment fee income	695	3.1	83	4.2	612	737.3
Gain on sale of premises	43	0.2	-	-	43	100.0
Losses on sale of available-for-sale securities	(8)	(0.0)	-	-	(8)	100.0
Gain on sale of other real estate owned	34	0.2	-	-	34	100.0
Net marketable equity security gains (losses)	151	0.7	(55)	(2.8)	206	(374.5)
Earnings on bank owned life insurance	419	1.8	257	13.0	162	63.0
Bargain purchase gain	18,303	80.8	-	-	18,303	100.0
Other	436	1.9	222	11.3	214	96.4
Total non-interest income	$22,657	100.0%	$1,970	100.0%	$20,687	1050.1%

Non-interest Expense

Total non-interest expense increased $13.08 million or 103.9% from $12.59 million in 2024 to $25.66 million in 2025. The increase was largely due to $4.98 million in merger related expenses and an increase of $3.78 million  in salaries and employee benefit expenses due to the merger with NUBC, and increase in amortization of core deposit intangible of $1.11 million as a result of the merger with NUBC for which there was no comparable expense during 2024, and by a $1.91 million increase in other expenses due to the merger.

(In Thousands)	For The Years Ended
	December 31, 2025		December 31, 2024		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$11,239	43.8%	$7,462	59.3%	$3,777	50.6%
Net occupancy and equipment expense	1,708	6.7	1,160	9.2	548	47.2
Amortization of core deposit intangible	1,111	4.3	-	-	1,111	100.0
Data processing fees	1,078	4.2	698	5.5	380	54.4
Pennsylvania state shares tax	440	1.7	450	3.6	(10)	(2.2)
Professional fees	315	1.2	202	1.6	113	55.9
Advertising expense	221	0.9	122	1.0	99	81.1
FDIC deposit insurance	430	1.7	259	2.1	171	66.0
Merger expenses	5,516	21.5	537	4.3	4,979	927.2
Other	3,606	14.1	1,699	13.5	1,907	112.2
Total non-interest expense	$25,664	100.0%	$12,589	100.0%	$13,075	103.9%

Provision for Income Taxes: Steele recorded income tax expense of $760 thousand in 2025, a decrease of $134 thousand, or 15.0%, compared to $894 thousand in 2024. The decrease in income tax expense was due to Steele's effective tax rate decreasing to 3.2% at December 31, 2025, compared to 16.6% at December 31, 2024, which resulted primarily from non-taxable income and nondeductible merger expenses in 2025 as compared to 2024.  Included in non-interest income is the bargain purchase gain of $18.30 million, which is non-taxable as result of the tax-free exchange associated with the acquisition of NUBC.

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, as necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence

LIQUIDITY

The Company’s liquidity, represented by cash and due from banks, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, securities sold under agreements to repurchase, principal repayments of securities and outstanding loans, funds provided from operations, federal fund borrowings from Atlantic Community Bankers Bank and short- and long-term Federal Home Loan Bank ("FHLB") advances. In addition, the Company invests excess funds in short-term interest-earning assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and repayments on loans and mortgage-backed securities.

The Company strives to maintain sufficient liquidity to fund operations, loan demand and to satisfy fluctuations in deposit levels. The Company is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound banking operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank attempts to maintain adequate but not excessive liquidity, and liquidity management is both a daily and long-term function of its business management. The Company manages its liquidity in accordance with a board of directors-approved asset liability policy, which is administered by its asset-liability committee (“ALCO”). ALCO reports interest rate sensitivity, liquidity, capital and investment-related matters on a quarterly basis to the Company’s board of directors.

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At December 31, 2025, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $432.94 million.

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

The Company manages liquidity on a daily basis.  Management believes that the liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis.   However, see potential liquidity risk factors at Item 1A - Risk Factors and refer to Consolidated Statements of Cash Flows in this Form 10-K.

INTEREST RATE RISK MANAGEMENT

Interest rate risk is the risk to earnings or capital arising from movements in market interest rates. When interest-earning assets and interest-bearing liabilities reprice at different times or in different degrees or when call options are exercised, in response to change in market interest rates, future net interest income is impacted. When interest-earning assets mature or re-price more quickly than interest-bearing liabilities, the balance sheet is considered “asset sensitive”. An asset sensitive position will produce relatively more net interest income when interest rates rise and less net interest income when rates decline. Conversely, when interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, the balance sheet is considered “liability sensitive”. A liability sensitive position will produce relatively more net interest income when interest rates fall and less net interest income when rates increase. The Company considers interest rate risk to be a significant risk and manages its exposure through policies approved by its ALCO and Board of Directors. ALCO reviews periodic reports of the Company's interest rate risk position, including results of simulation analysis. Simulation analysis applies interest rate shocks, hypothetical immediate shifts in interest rates, to the Company’s financial instruments and determines the impact to projected one-year net interest income and other key measures. The following table shows the results of rate shocks on net interest income projected for one year from the reporting date. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

	Changes in Projected Net Interest Income
	as of December 31,
Rate Shift (basis points)	2025	2024
400	-3.68%	-13.56%
300	-2.37%	-9.73%
200	-1.06%	-5.95%
100	-0.28%	-2.79%
(-)100	0.69%	2.79%
(-)200	-0.59%	1.12%
(-)300	-4.12%	-4.56%
(-)400	-3.79%	-6.39%

Results of the net interest income simulation indicate that the Company is liability sensitive as of December 31, 2025 and December 31, 2024. The simulation process requires certain estimates and assumptions including, but not limited to, asset growth, the mix of assets and liabilities, the interest rate environment and local and national economic conditions. Asset growth and the mix of assets can, to a degree, be influenced by management. Other areas, such as the interest rate environment and economic factors, cannot be controlled. In addition, competitive pressures can make it difficult to price deposits and loans in a manner that optimally minimizes interest rate risk. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes; changes in market conditions and customer behavior; and changes in management strategies.

While the asset/liability management program is designed to protect the Company over the long term, it does not provide near-term protection from interest rate shocks, as interest rate sensitive assets and liabilities do not by their nature move up or down in tandem in response to changes in the overall rate environment. The Company’s profitability in the near-term may be temporarily negatively affected in a period of rapidly rising or rapidly falling rates, because it takes some time for the Company’s portfolio to reflect changes to offering rates in response to a new interest rate environment

Commitments

See Note 15 within the Company’s Notes to the Consolidated Financial Statements as of December 31, 2025 and December 31, 2024 for more information regarding the Company’s outstanding commitments and contingencies.

IMPACT OF INFLATION AND CHANGING PRICES

The preparation of financial statements in conformity with U.S. GAAP requires management to measure the Company’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the Company’s operations is primarily related to increases in operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. The Company manages interest rate risk in several ways. There can be no assurance that the Company will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond its control. Additionally, inflation may adversely impact the financial condition of the Company’s borrowers and could impact their ability to repay their loans, which could negatively affect the Company’s asset quality through higher delinquency rates and increased charge-offs. Management will carefully consider the impact of inflation and rising interest rates on the Company’s borrowers in managing credit risk related to the loan portfolio.

Item 8. Financial Statements and Supplementary Data

Steele Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$7,633	$4,580
Interest-bearing demand deposits	35,204	3,213
Federal funds sold	6,173	1,386

Total cash and cash equivalents	49,010	9,179

Interest-bearing time deposits	5,923	10,369
Debt securities available-for-sale, at fair value	220,807	116,053
Marketable equity securities, at fair value	613	268
Restricted investments in bank stock, at cost	2,717	2,300

Loans	918,171	436,339
Allowance for credit losses	(9,904)	(4,379)

Loans, net	908,267	431,960

Premises and equipment, net	17,928	8,251
Accrued interest receivable	4,039	1,804
Core deposit intangible, net	13,551	-
Bank owned life insurance	28,233	12,966
Net deferred tax asset	4,136	2,247
Other assets	6,233	1,305

Total Assets	$1,261,457	$596,702

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing deposits	$221,306	$69,746
Interest-bearing deposits	889,468	419,783

Total deposits	1,110,774	489,529

Repurchase agreements	1,589	1,143
Federal Home Loan Bank advances	5,500	43,050
Subordinated debt, net	9,892	-
Accrued interest payable	1,969	1,736
Other liabilities	13,334	5,327

Total Liabilities	1,143,058	540,785
Commitments and Contingencies

Redeemable Common Stock Held By Employee Stock Ownership Plan	4,600	1,877

Stockholders' Equity
Common stock, par value $1.00 per share; authorized 5,000,000 shares; issued 3,706,725 (2025) and 2,160,000 (2024) shares; outstanding 3,405,061 and 1,858,536 shares as of December 31, 2025 and December 31, 2024, respectively.	3,707	2,160
Capital surplus	40,595	1,899
Retained earnings	82,972	64,013
Accumulated other comprehensive loss	(1,144)	(4,424)
Treasury stock, at cost: 2025: 301,664 shares; 2024: 301,464 shares	(7,731)	(7,731)

Total Stockholders' Equity	118,399	55,917

Less maximum cash obligation to ESOP shares	4,600	1,877
Total Stockholders’ Equity Less Maximum Cash Obligations Related to ESOP Shares	113,799	54,040

Total Liabilities and Stockholders' Equity	$1,261,457	$596,702

See accompanying notes to consolidated financial statements

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Years Ended December 31,
	2025	2024
Interest and Dividend Income
Interest and fees on loans	$40,285	$22,357
Interest-bearing deposits in banks and time deposits	876	546
Federal funds sold	124	240
Securities:
Taxable	3,662	1,963
Tax-exempt	1,687	1,209
Dividends	367	196

Total Interest and Dividend Income	47,001	26,511

Interest Expense
Deposits	13,816	8,677
Federal Home Loan Bank advances	1,150	708
Other borrowings	-	452
Subordinated debt	188	-

Total Interest Expense	15,154	9,837

Net Interest Income	31,847	16,674

Provision for credit losses - loans	4,852	569
Provision for credit losses - off balance sheet credit exposures	340	111
Provision for credit losses	5,192	680

Net Interest Income after provision for credit losses	26,655	15,994

Noninterest Income
Service charges on deposit accounts	763	451
ATM fees and debit card income	1,189	762
Mortgage banking revenue	632	250
Trust and investment fee income	695	83
Gain on sale of premises	43	-
Loss on sale of securities	(8)	-
Gain on sale of other real estate owned	34	-
Net marketable equity security gains (losses)	151	(55)
Earnings on bank owned life insurance	419	257
Bargain purchase gain	18,303	-
Other	436	222

Total Noninterest Income	22,657	1,970

Noninterest Expense
Salaries and employee benefits	11,239	7,462
Net occupancy and equipment expense	1,708	1,160
Amortization of core deposit intangible	1,111	-
Data processing fees	1,078	698
Pennsylvania shares tax	440	450
Professional fees	315	202
Advertising expense	221	122
FDIC deposit insurance	430	259
Merger-related expenses	5,516	537
Other	3,606	1,699

Total Noninterest Expense	25,664	12,589

Income Before Income Taxes	23,648	5,375

Income Taxes	760	894

Net Income	$22,888	$4,481

Earnings Per Share - Basic and Diluted	$9.15	$2.41

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Years Ended December 31,
	2025	2024
Net Income	$22,888	$4,481

Other Comprehensive Income

Unrealized holding gains (losses) on debt securities available-for-sale, net of income taxes of $871 and ($175), respectively	3,274	(655)

Reclassification adjustment for losses on available-for- sale securities included in net income, net of income taxes of $2 and $-0-, respectively	6	-

Other comprehensive income (loss)	3,280	(655)

Total Comprehensive Income	$26,168	$3,826

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

				Accumulated Other		Maximum Cash Obligation
	Common Stock	Capital Surplus	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Related to ESOP Shares	Total
Balance, December 31, 2023	$2,160	$1,899	$62,227	$(3,769)	$(7,731)	$(1,764)	$53,022

Net income	-	-	4,481	-	-	-	4,481
Other comprehensive loss	-	-	-	(655)	-	-	(655)
Change related to ESOP shares	-	-	-	-	-	(113)	(113)
Cash dividends declared ($1.45 per share)	-	-	(2,695)	-	-	-	(2,695)
Balance, December 31, 2024	$2,160	$1,899	$64,013	$(4,424)	$(7,731)	$(1,877)	$54,040

Net income	-	-	22,888	-	-	-	22,888
Other comprehensive income	-	-	-	3,280	-	-	3,280
NUBC Acquisition	1,547	38,696	-	-	-	-	40,243
Change related to ESOP shares	-	-	-	-	-	(2,723)	(2,723)
Cash dividends declared ($1.49 per share)	-	-	(3,929)	-	-	-	(3,929)
Balance, December 31, 2025	$3,707	$40,595	$82,972	$(1,144)	$(7,731)	$(4,600)	$113,799

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Years Ended December 31,
Cash Flows from Operating Activities	2025	2024
Net income	$22,888	$4,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	665	483
Net accretion of acquisition accounting adjustments	(575)	-
Net accretion of discounts and premiums on securities	(870)	(290)
Bargain purchase gain	(18,303)	-
Deferred income tax expense (benefit)	118	(123)
Provision for credit losses	5,192	680
Decrease (increase) in accrued interest receivable	26	(201)
(Decrease) increase in accrued interest payable	(321)	362
Increase in cash surrender value of bank owned life insurance	(419)	(257)
Net marketable equity security (gains) losses	(151)	55
Origination of loans held for sale	(8,084)	(4,354)
Proceeds from loans sold	8,346	4,456
Gain on sale of loans	(262)	(102)
(Gain) loss on disposition of premises and equipment	(43)	4
Realized loss on sale of securities	8	-
(Gain) loss on sale of foreclosed real estate	(34)	-
Change in other assets and liabilities, net	5,070	415

Net Cash Provided by Operating Activities	13,251	5,609

Cash Flows from Investing Activities
Debt securities available-for-sale:
Purchases	(10,957)	(14,159)
Proceeds from paydowns, maturities and calls	28,045	16,006
Proceeds from sales	48,641	-
Net increase in loans	(52,355)	(48,465)
Decrease of interest-bearing time deposits	4,446	7,916
Increase (decrease) in restricted investments in bank stock	2,531	(1,215)
Proceeds from sale of premises and equipment	122	-
Proceeds from sale of foreclosed real estate	111	50
Purchases of premises and equipment	(182)	(193)
Cash acquired in the acquisition of NUBC, net of cash paid	43,357	-

Net Cash Provided By (Used in) Investing Activities	63,759	(40,060)

Cash Flows from Financing Activities
Increase in deposits	23,854	16,792
Proceeds from Federal Home Loan Bank advances	-	28,550
Repayment of Federal Home Loan Bank advances	(57,550)	(1,200)
Repayment of Federal Reserve Bank Borrowings	-	(9,500)
Decrease in Federal Funds purchased	-	(435)
Increase (decrease) in repurchase agreements	446	(88)
Dividends paid on common stock	(3,929)	(2,695)

Net Cash (Used In) Provided by Financing Activities	(37,179)	31,424

Net increase (decrease) in cash and cash equivalents	39,831	(3,027)

Cash and Cash Equivalents, Beginning of Year	9,179	12,206

Cash and Cash Equivalents, End of Year	$49,010	$9,179

Supplementary Cash Flows Information
Interest paid	$14,451	$9,475
Income taxes paid	$1,373	$945
Supplementary Disclosure of Noncash Transactions
Other real estate acquired in settlement of loans	$77	$-
Increase in maximum cash obligation related to ESOP shares	$2,723	$113
ROU assets acquired in exchange for lease liabilities	$1,058	$-

See accompanying notes to consolidated financial statements.

STEELE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Steele Bancorp, Inc. (the Bancorp) is a Pennsylvania Corporation organized as the holding company of Central Penn Bank and Trust (the Bank) (collectively, the "Company").  The Bank is a state chartered commercial bank located in Mifflinburg, Pennsylvania, whose principal source of revenues are derived from its commercial, mortgage, residential real estate, and consumer loan financing as well as a variety of deposit services provided to customers services by its thirteen offices.  Milestone Insurance Services, LLC (Milestone) was formed in 2003 and is a wholly owned subsidiary of the Bank.  Milestone is licensed to sell title insurance.  The Bancorp is supervised by the Board of Governors of the Federal Reserve System while the Bank is subject to regulation and supervision by the Federal Deposit Insurance Company and the Pennsylvania Department of Banking and Securities.  A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows.

On August 1, 2025, the Company completed the acquisition of NUBC.  NUBC's results of operations are included in the Company's consolidated results since the date of acquisition.

Basis of Presentation

The accounting policies followed by the Bancorp and the Bank and the methods of applying these policies conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry.  Subsequent events have been considered through March 31, 2026.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and require disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and revenue s and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the fair value of loans acquired in a business combination.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Bancorp and the Bank (including the accounts of Milestone), its wholly owned subsidiary (collectively, the Company).  All significant intercompany balances and transactions have been eliminated.  The entire business of the Company is managed as one operating segment.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  The result of these reclassifications are not considered material and had no effect on prior years' net income or shareholders' equity.

Adoption of New Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements. See Note 12 within the Company’s Notes to the Consolidated Financial Statements as of December 31, 2025 and December 31, 2024 for more information regarding the Company’s income taxes.

Recent Accounting Pronouncements

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

In November 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts this ASU in an interim reporting period, it should apply it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standard-setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

Segment Reporting

The Company adopted Accounting Standard Update 2023-07 "Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures" on January 1, 2024.  The Company has determined that all of its banking divisions meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby all product offerings are managed through similar processes and platforms that are collectively reviewed by the Company's Chief Financial Officer, who has been identified as the chief operating decision maker ("CODM").  The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as in net income reported in the Company's statements of income and other comprehensive income.  The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company's statements of income and other comprehensive income.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company defines cash equivalents as cash and due from banks, interest-bearing demand deposits and federal funds sold.  Federal funds are generally sold for one day periods.

Interest-Bearing Time Deposits

Interest-bearing time deposits have original maturities in excess of one year and are carried at cost.

Debt Securities Available-for-Sale

Debt securities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of the related tax effects, reflected as a separate component of stockholders’ equity. Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Premium amortization and discount accretion are recorded using the interest methods over each security's expected life.

Management evaluates all available-for-sale securities in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors.  In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specific to the security.  If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any deficiency is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive (loss) income.

Changes is the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income.  Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met.  At December 31, 2025, there was no allowance for credit loss related to the available-for-sale portfolio.  Refer to Note 4 - Securities for further discussion.

Accrued interest receivable on available-for-sale securities totaled $1.34 million and $620 thousand at  December 31, 2025 and  December 31, 2024, respectively and is included in "Accrued Interest Receivable" on Consolidated Balance Sheets.  Amount was excluded from the estimate of credit losses.

Realized gains and losses on sales of securities represent the differences between net proceeds and cost determined on the average cost method for equity securities and the specific identification method for all other securities.

Marketable Equity Securities

Marketable equity securities are carried at fair value with unrealized and realized gains and losses included in net income.

Restricted Investment in Bank Stocks

Restricted investment in bank stocks represent required investments in the common stock of correspondent banks and consists of common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) of $2.44 million and $2.25 million at December 31, 2025 and 2024, respectively, and other correspondent banks of $45 thousand at December 31, 2025 and 2024, respectively. Also included as of December 31, 2025 is other restricted stock of $228 thousand.  As no active market exists for this stock, it is carried at cost. As a member of the FHLB, the Bank is required to maintain an investment in FHLB stock based on mortgage loans, advances and other criteria. All FHLB stock is pledged as collateral for FHLB advances.  The Company evaluated its holding of FHLB stock for impairment and deemed the stock to not be impaired at December 31, 2025 and 2024. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected.  The decision was based upon review of financial information the FHLB has made publicly available.

Mortgage Banking

Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of aggregate cost or estimated fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements.  All sales are made without recourse.  Loans are generally sold with the mortgage servicing rights retained by the Company; the mortgage service rights are recognized as assets upon the sale.  See further information for accounting for these service rights under "Mortgage Servicing".  Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs.  Interest income is accrued on the unpaid principal balances.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans.  The Company is generally amortizing these amounts over the contractual life of the loan.

The loans receivable portfolio is segmented into commercial and consumer loans.  Commercial loans consist of the following classes: commercial (including commercial, agricultural and state and municipal), and commercial real estate (including commercial, construction and land development and farmland).  Consumer loans consist of the following classes: residential mortgage, home equity, consumer automobile and other consumer.

For all classes of loan receivable, the accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest is reversed against interest income.  Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management's judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Purchased Credit Deteriorated (“PCD”) Loans

The Company purchased loans in connection with its acquisition of Northumberland Bancorp on August 1, 2025, some of which had, at the acquisition date, experienced more than insignificant credit deterioration since origination. The Company considers several factors as indicators that an acquired loan has evidence of deterioration in credit quality. These factors include loans classified as nonaccrual, loans with a risk rating of watch or worse, loans past due 30 days and over and still accruing, loans that are current but were more than 60 days past due at least once since origination and loans that are current but were delinquent 30 days, more than 3 times, since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined on a collective basis and is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized costs basis and the par value of the loan is noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.

Allowance for Credit Losses - Loans

The allowance for credit losses on loans (ACLL) is a valuation account that is used to present the net amount expected to be collected on a loan. The ACLL is adjusted through provision for credit losses as a charge against, or credit to, earnings. Loans deemed to be uncollectible are charged against the ACLL, and any subsequent recoveries are credited to the allowance for credit losses (ACL). Management evaluates the ACL on a quarterly basis. When changes in the reserve are necessary, an adjustment is made.

Management utilizes a discounted cash flow (DCF) model to calculate the sum of expected losses via a gross loss rate and recovery rate assumption for pools of loans that share similar risk characteristics to determine its allowance for credit loss balance. The FDIC Call Report loan codes were utilized as the grouping mechanism. Management has elected to perform cash flow modeling without the present value component due to lack of loan loss history and simplification of the model.

Management uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts in calculating its ACL. Historical credit loss experience provides the basis for the estimation of expected credit losses.

The key inputs to the DCF model are loss rate, probability of default, loss given default, prepayment and curtailment rates, reasonable and supportable economic forecasts, and forecast reversion period.

•

Loss Rate - In order to incorporate economic factors into forecasting within the DCF model, management elected to use the Loss Driver method or benchmark data to generate the expected loss rate for the pools of loans. The Loss Driver method analyzes how one or more economic factors change the default rate using a statistical regression analysis. Management selected an economic factor (unemployment rate) that had a strong correlation to historical default rates.

•

Probability of Default (PD) and Loss Given Default (LGD) benchmark data was used to generate the expected loss rate for certain pools of loans. Management elected to use benchmark data to generate the PD/LGD rate inputs when the loss driver method proved to provide insufficient loss rates for certain loan call code segments. There were not strong correlations between losses and the economy for historical data or the peer group to provide sufficient enough loss observations to generate a reversion rate that accommodates an economic cycle.

•

Prepayment & Curtailment Rates: Due to historical data constraints, management has elected to use peer benchmark prepayment rates in the DCF model for certain call codes. The benchmark data used for each loan segment is based on the corresponding call report code. If observations were insufficient for that specific call code, management elected to apply the rate from the higher-level call code or from a call code with similar prepayment/curtailment behavior. For example, if a benchmark prepayment rate was not sufficient enough for call code 1d, the prepayment rate of a call code 1 would be utilized instead.

•

Reasonable and Supportable Forecasts - The forecast data used in the DCF model is obtained via a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario.

•

Forecast Reversion Period - Management uses forecasts to predict how economic factors will perform and has determined to use a four-quarter forecast period as well as a four-quarter straight-line reversion period to series mean (also commonly referred to as the mean reversion period).

The allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are deemed likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments generally increase allowance levels and include adjustments for factors deemed relevant, including: the nature and volume of portfolio changes, including loan portfolio growth; concentrations of credit based on loan type (such as agricultural lending) or industry; the volume and severity of past due, nonaccrual or adversely classified loans; trends in real estate or other collateral values; lending policies and procedures, including changes in underwriting and collections practices and loan review function; credit review function; lending, credit and other relevant management experience and risk tolerance; external factors and economic conditions not already captured. Each qualitative factor is assigned a value to reflect improvement, no change, minor risk, moderate risk, or major risk conditions based on management's best judgment using relevant information available at the time of the evaluation. Management uses a variety of future looking forecasts along with current economic statistics from reputable sources to assign the qualitative factor based on set parameters. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance calculation.

Loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

An unallocated component is maintained to cover uncertainties that could affect management's estimate of expected losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $2.69 million and $1.18 million at December 31, 2025 and 2024, respectively, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

Commercial lending, including commercial real estate loans generally present a higher level of risk than residential mortgage loans. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and industrial real estate is typically dependent upon the successful operation of the related real estate project or business. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Home equity loans also entail greater risk than residential mortgage loans due to being in a junior lien position. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

For commercial and residential loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values may be discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

In addition, Federal and State regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management's comprehensive analysis of the loan portfolio, management believes the current level of the allowance for credit losses is adequate at December 31, 2025.

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

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for (or recovery of) credit losses in the Consolidated Statements of Income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodology as the loan portfolio, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for off-balance sheet exposures is included in Other Liabilities on the Company’s Consolidated Balance Sheets and the related credit loss expense is recorded in the Consolidated Statements of Income.

Mortgage Servicing Rights

The Company retains the servicing rights on certain mortgage loans sold to the FHLB and Fannie Mae and receives mortgage banking fee income based upon the principal balance outstanding. The mortgage servicing rights recorded as an asset are not material. Total loans serviced for the FHLB and Fannie Mae amounted to $159.31 million and $54.86 million at December 31, 2025 and 2024, respectively. These mortgage loans sold and serviced by the Company are not reflected in the Company's Consolidated Balance Sheets.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Other Real Estate Owned

Foreclosed assets held for sale consist of real estate acquired in settlement of foreclosed loans and is initially recorded at fair value less estimated costs to sell at the time of transfer from loans to foreclosed, establishing a new cost basis. Subsequent to the transfer, foreclosed assets are carried at the lower of the adjusted cost or fair value less costs to sell. Additional write-downs are charged against operating expenses. Costs related to the acquisition and holding of foreclosed assets are charged to operations when incurred. The fair value of real estate acquired through foreclosure is generally determined by reference to an outside appraisal. The Company did not hold any foreclosed assets as of December 31, 2025 and 2024, respectively.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Repairs and maintenance expenditures are expensed as incurred. The costs of major additions and improvements are capitalized. When premises or equipment are retired or sold, the remaining cost and accumulated depreciation are removed from the accounts, and any gain or loss is credited or charged to income. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Premises and equipment are reviewed by management at least annually for potential impairment and whenever events or circumstances indicate that carrying amounts may not be recoverable.

Business Combination

Business combinations are accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the Company identifies the acquirer and the closing date and applies applicable recognition principles and conditions. The acquisition method of accounting requires an acquirer to record at fair value on the acquisition date the assets acquired and the liabilities assumed. To determine the fair values, the Company relies on internal or third-party valuations, such as appraisals, valuations based on discounted cash flow analyses, or other valuation techniques. As of acquisition date, the identifiable assets acquired and liabilities assumed are measured at fair value and recognized separately from goodwill or bargain purchase gain. Results of operations of the acquired entity are included in the consolidated statement of income from the date of acquisition. The calculation of intangible assets including core deposits and the fair value of loans are based on significant judgements. Core deposits intangibles are calculated using a discounted cash flow model based on various factors including discount rate, attrition rate, interest rate, cost of alternative funds and net maintenance costs. Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment. The Company's acquisition of NUBC closed on August 1, 2025. Results of operations and footnote disclosures reflect assets acquired and liabilities assumed.

Acquisition-related costs

Acquisition-related costs are costs the Company incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants and advertising costs. The Company accounts for acquisition related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities are recognized in accordance with other applicable GAAP. These acquisition-related costs are included within noninterest expenses in the consolidated statements of income.

Acquired loans

The most significant assessment of fair value in the Company’s accounting for business combinations relates to the valuation of an acquired loan portfolio. Loans acquired in a business combination are recorded at estimated fair value on the acquisition date without the carryover of the related allowance for credit losses on loans. The acquisition date fair value becomes the Company's original cost basis of the acquired loans. The fair value discount is accreted to interest income over the remaining life of the loans.

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

At the acquisition date, loans are classified as either (i) purchase credit-deteriorated (“PCD”) loans or (ii) non-PCD loans. PCD loans are those for which there is more than insignificant evidence of credit deterioration since origination. The Company designated the following indicators as more than insignificant evidence of credit deterioration since origination:

As of acquisition date:

1. nonaccrual

2. risk-rated pass/watch or worse based on Mifflinburg's risk ratings
3. past due 60 days and over and still accruing

Over the life of the loan:

1. three or more instances of payments past due 30 days or more
2. one or more instances of payments past due 60 days or more

At acquisition, an ACLL for PCD loans is determined based upon the Company’s methodology for estimating the ACLL. This allowance is credited to the ACLL with a corresponding adjustment to the cost basis of the loans on the date of the acquisition. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of PCD loans. The difference between the new cost basis and the unpaid principal balance is either a noncredit discount or premium. Disposals of PCD loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the loan portfolio at its carrying amount.

For non-PCD loans, an ACL is established in a manner that is consistent with the Company’s originated loans. The ACL is determined using the Company’s methodology and the related ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans are purchased or acquired.

Intangible Assets - Core Deposit Intangible

Core deposit relationships provide a stable source of funds for lending and contribute to profitability.  The core deposit intangible was valued using an income approach focused on cost savings, which recognized the cost savings represented by the expense of maintaining the core deposit base versus the cost of an alternative funding source.  The valuation incorporates assumptions related to account retention, discount rates, deposit interest rates, deposit maintenance costs and alternative funding rates.

The Corporation recorded a core deposit intangible asset in 2025 related to the deposit premium paid for the acquisition of Northumberland Bancorp’s subsidiary, Northumberland National Bank.  This intangible asset is being amortized on a sum of the years digits method over 10 years and has a net carrying value of $13.55 million as of December 31, 2025.  The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.  Amortization of the core deposit intangible amounted to $1.11 million for the year ended December 31, 2025.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

In Thousands
2026	$2,555
2027	2,288
2028	2,022
2029	1,755
2030	1,488
Thereafter	3,443

Total	$13,551

Bargain Purchase Gain

A bargain purchase gain arises when the fair value of net assets acquired in a business combination exceeds the consideration transferred, resulting in a gain being recorded by the acquirer.  Determining fair value is subjective, requiring the use of estimates, assumptions and management judgement.  Bargain purchase gain is recorded within noninterest income in the period it was generated.  An acquirer has a measurement period not to exceed 12 months from the acquisition date to finalize the accounting for a business combination which could adjust bargain purchase gain if material facts or circumstances arise. The Company recognized the gain as income on the date of acquisition in non-interest income.

Bank-Owned Life Insurance

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

The Company recognizes a liability for postretirement benefits provided through an endorsed split-dollar life insurance arrangement. The liability for post-retirement benefits under these arrangements was $1.43 million and $843 thousand at December 31, 2025 and 2024, respectively, and is included in "Other Liabilities" on the Consolidated Balance Sheets. Expense in the years ended December 31, 2025 and 2024 was $76 thousand and $5 thousand, respectively.

Income Taxes

Current income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in certain deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company accounts for uncertain tax positions if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.

The Company recognizes interest and penalties on income taxes as a component of income tax expense. There were none during the years ended December 31, 2025 and 2024.

Earnings Per Share

The Company does not have any common stock equivalents and, therefore, presents basic and diluted earnings per share, which represents net income divided by the weighted average shares outstanding during the period. The weighted average shares outstanding during 2025 and 2024 were 2,502,600 and 1,858,500, respectively. ESOP shares are considered outstanding for this calculation unless unearned.

Treasury Stock

The acquisition of treasury stock is recorded under the cost method. The subsequent disposition or sale of the treasury stock is recorded using the average cost method.

Trust Assets and Income

Property held by the Company in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements because such items are not assets of the Company and the Bank. As of December 31, 2025 the Trust Department had $210.55 million in assets, at market value.  Trust Department income is generally recognized on a cash basis and is not materially different than if it was reported on an accrual basis.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2025 and 2024 were approximately $221 thousand and $122 thousand, respectively.

Comprehensive Income (Loss)

GAAP requires that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on debt securities available-for-sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income (loss) and reflected in the consolidated statements of comprehensive income (loss).

The only other comprehensive income item that the Company presently has is unrealized gains or losses on debt securities available-for-sale.

Revenue Recognition

The Company earns income from various sources, including loans, investment securities, bank-owned life insurance, deposit accounts and sales of assets.

Interest income on loans is accrued on the unpaid principal balance and recorded daily. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Other loan fees, including late charges, are recognized as they occur.

Interest income on debt securities is recognized on the accrual basis. Purchase premiums and discounts are recognized using the interest method over the term of the securities. Dividends on equity securities are recorded when declared.

Service charges on deposit accounts include maintenance and analysis fees and overdraft fees. Automated teller machine (ATM) fees and debit card income include fees for withdrawals by our deposit customers from other bank ATMs and interchange fees related to the acceptance and settlement of debit card transactions. Revenue is recognized when the Company's performance obligation is completed which is generally monthly for account services or when a transaction has occurred.

Commissions from investment product sales are received from third parties based on the sale of the third party's investment and insurance products to the Company's customers. The Company's performance obligation is complete when the sale occurs

Earnings on bank-owned life insurance policies represent the increase in the cash surrender value of these policies as well as any gains resulting from settlement of the policies.

Other income includes other fees and revenue, which are generally transactional in nature and are recorded as they occur.

Gains or losses on sales of assets are generally recognized when the asset has been legally transferred to the buyer and the Company has no continuing involvement with the asset. The Company does not generally finance the sale.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, management determined that the primary sources of revenue associated with financial instruments, including interest income on loans and investments, along with certain noninterest revenue sources including investment security gains, loan servicing charges, gains on the sale of loans, and earnings on bank owned life insurance are not within the scope of Topic 606. Noninterest income within the scope of Topic 606 is as follows:

•

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

•

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

•

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

•	Mortgage Banking Revenue – The Bank recognizes revenue from the sale and servicing of loans to third parties. These gains/losses are included in other income on the Consolidated Statements of Income.

2.    BUSINESS COMBINATION

On August 1, 2025 (the “Acquisition Date”), the Company completed the acquisition of Northumberland Bancorp ("NUBC"), in accordance with the definitive agreement that was entered into on September 24, 2024, as amended on December 4, 2024, by and among the Company and NUBC. The primary reasons for the merger included: expansion of the branch network and increased market share positions in central Pennsylvania; attractive low-cost funding base; strong cultural alignment and a deep commitment to shareholders, customers, employees, and communities served by Steele and NUBC, meaningful value creation to shareholders; and increased trading liquidity for both companies and increased dividends for NUBC shareholders. In connection with the completion of the merger, former NUBC shareholders received 1.185 shares of the Company’s common stock. The value of the total transaction consideration was approximately $40.45 million. The consideration included the issuance of 1,546,725 shares of the Company’s common stock, which had a value of $26.00 per share, which was the closing price of the Company’s common stock on July 31, 2025, the last trading day prior to the consummation of the acquisition. Also included in the total consideration were cash in lieu of any fractional shares and the cash paid for dissenter's rights effectively settled upon closing.

The acquisition of NUBC was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The provisional amount of bargain purchase gain as of the Acquisition Date was approximately $17.83 million. The exchange ratio was determined at the time of announcement with mergers of equals as a consideration between the Company and NUBC. The exchange ratio and lower than book value stock price of the Company was the primary driver in recording a bargain purchase gain on this transaction. The Company will continue to keep the measurement of bargain purchase gain open for any additional adjustments to the fair value of certain accounts, for example loans, that may arise during the Company’s final review procedures of any updated information. If considered necessary, any subsequent adjustments to the fair value of assets acquired and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to bargain purchase gain within the first 12 months following the Acquisition Date. The bargain purchase gain is not expected to be included as taxable income for tax purposes.

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

The following table summarizes the consideration paid for NUBC and the amounts of the assets acquired and liabilities assumed recognized:

(in thousands, Except Share and Per Share Data)	As Initially Reported		Measurement Period Adjustments		As Adjusted
Purchase Price Consideration
Mifflinburg Bancorp, Inc. shares to be issued	1,546,725				1,546,725
Per share value assigned to shares issued	$26.00				$26.00
Total purchase price assigned to shares issued		$40,215				$40,215
Cash in lieu of fractional shares		3				3
Dissenter's shares (1)	6,493		6,493		6,493
Fair value of Dissenter's shares	$28.80		$6.47		$35.27
Total fair value of Dissenter's shares		187		42		229
Fair value of total consideration transferred		$40,405		$42		$40,447

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value
Cash and cash equivalents	$43,589		$-		$43,589
Securities, available for sale	165,660		-		165,660
Loans held for sale	61		-		61
Loans gross	427,066		104		427,170
Allowance for credit losses	(725)		-		(725)
Loans, net of allowance	426,341		104		426,445

Bank owned life insurance	14,848		-		14,848
Premises	9,226		-		9,226
Furniture, fixtures and equipment	515		-		515
Accrued interest receivable	2,261		-		2,261
Restricted investment in bank stock	2,948		-		2,948
Deferred tax asset	2,849		38		2,887
Core deposit intangible	14,662		-		14,662
Customer list intangibles	1,406		-		1,406
Operating lease right of use asset	132		-		132
Other assets	3,679		(398)		3,281
Total identifiable assets acquired at fair value	$688,177		$(256)		$687,921

Deposits	$597,060		$-		$597,060
Borrowings	20,117		-		20,117
Subordinated debt	9,753		-		9,753
Accrued interest payable	554		-		554
Operating lease liability	132		-		132
Reserve for unfunded commitments	652		(652)		-
Other liabilities	1,677		(122)		1,555
Total liabilities assumed	$629,945		$(774)		$629,171
Total identifiable net assets, at fair value		$58,232		$518		$58,750
Preliminary bargain purchase gain		$17,827		$476		$18,303

(1) NUBC stockholder with 6,493 shares exercised their Dissenter’s rights. The Company made a settlement with the stockholder and paid a cash settlement of $28.80 per share for a total payment of $187 thousand as of the Acquisition date. An additional payment was allocated to the stockholder in the measurement period of $6.47 per share for an addition payment of $42 thousand.

During the Measurement Period, the Company recorded adjustments to the fair value of dissenter's shares, estimated fair value of loans, reserve for unfunded commitments, and to adjust other assets and other liabilities.  The Company also recognized a net change in the deferred tax asset due to the measurement period adjustments.

The Company recorded all loans acquired at the estimated fair value on the acquisition date with no carryover of the related allowance for loan losses. The Company determined the net discounted value of cash flows on gross loans totaling $427.17 million, including 5,023 of Non-Purchase Credit Deteriorated ("PCD") loans and 379 PCD loans. The valuation took into consideration the loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-loan value ratios, loss exposures, and remaining balances. These Non-PCD loans were segregated into pools based on loan and payment type. The effect of the valuation process was a total net discount $19.20 million.

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

The following table provides information on PCD and non-PCD loans inclusive of measurement period adjustments previously discussed as of August 1, 2025:

August 1, 2025
(Dollars in Thousands)	PCD Loans	Non-PCD Loans
Number of loans	379	4,101
NUBC recorded value	$53,676	$392,745
Discount for credit risk	(194)	(4,474)
Discount for non-credit factors	(1,238)	(13,396)
Fair value - initially reported	$52,244	$374,875
Measurement period adjustments	$1	$103
Fair value - adjusted	$52,245	$374,978

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

The net effect of the amortization and accretion of premiums and discounts associated with the Company's acquisition accounting adjustments, had the following impact on the Consolidated Statements of Income during the year ended December 31, 2025 (dollars in thousands):

Loans (1)	$2,375
Buildings (2)	(33)
Core deposit intangible (3)	(1,111)
Subordinated debt (4)	(139)
Time Deposits (5)	(331)
Wealth management customer list intangible (6)	(107)
Mortgage servicing rights (7)	(92)
Leased building (8)	13

Net impact to income before taxes	$575

(1)	Loan acquisition-related fair value adjustments accretion is included in "Interest and fees on loans" in the "Interest and Dividend Income" section of the Company's Consolidated Statements of Income.
(2)

Building and lease acquisition-related fair value adjustments amortization is included in "Net occupancy and equipment expense" in the "Noninterest Expense" section of the Company's Consolidated Statements of Income.

(3)	Core deposit intangible amortization is included in "Amortization of core deposit intangible" in the "Noninterest Expense" section of the Company's Consolidated Statements of Income.
(4)	Borrowings acquisition-related fair value adjustments amortization is included in "Subordinated debt" in the "Interest Expense" section of the Company's Consolidated Statements of Income.
(5)	Certificate of deposit acquisition-related fair value adjustments amortization is included in "Deposits" in the "Interest Expense" section of the Company's Consolidated Statements of Income.
(6)

Wealth management customer list intangible ("CLI") acquisition-related fair value adjustments amortization is included in "Other" in the "Noninterest Expense" section of the Company's Consolidated Statements of Income.

(7)	Mortgage servicing rights acquisition-related fair value adjustments amortization is included in "Other" in the "Noninterest Expense" section of the Company's Consolidated Statements of Income.
(8)

Leased building acquisition-related fair value adjustments accretion is included in "Net occupancy and equipment expense" in the "Noninterest Expense" section of the Company's Consolidated Statements of Income.

3.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables provide information about components of accumulated other comprehensive income (loss) as of the dates indicated:

Unrealized Gain (Loss) on Available-For-Sale Debt Securities (a)
(In Thousands)
Balance at December 31, 2023	$(3,769)
Unrealized holding loss on available for sale securities, net of tax $175	(655)
Balance at December 31, 2024	$(4,424)

Balance at December 31, 2024	$(4,424)
Unrealized holding gain on available for sale securities, net of tax $873	3,280
Balance at December 31, 2025	$(1,144)

The following table presents the amounts reclassified out of accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2025 and 2024:

(In Thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about accumulated other comprehensive loss	2025	2024	Affected Line Item in the Consolidated Statement of Income

Net realized losses on available-for-sale debt securities	$(8)	$-	Loss on sale of securities
Income tax effect	2	-	Income taxes
	$(6)	$-

4.    SECURITIES

The amortized cost and fair value of debt securities available-for-sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows (in thousands):

	December 31, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury	$6,487	$30	$(15)	$6,502	$2,194	$9	$(1)	$2,202
U.S. government agencies	47,775	144	(81)	47,838	25,865	11	(427)	25,449
Taxable state and municipal	32,336	422	(284)	32,474	6,142	-	(511)	5,631
Tax exempt state and municipal	87,467	580	(2,294)	85,753	55,696	3	(3,903)	51,796
U.S. government sponsored enterprise mortgage-backed	45,137	342	(247)	45,232	27,723	31	(656)	27,098
Corporate	3,050	-	(42)	3,008	4,034	-	(157)	3,877

Total debt securities available-for-sale	$222,252	$1,518	$(2,963)	$220,807	$121,654	$54	$(5,655)	$116,053

Accrued interest receivable on available-for-sale securities totaled $1.34 million and $620 thousand at December 31, 2025 and December 31, 2024, respectively and is included in Accrued Interest Receivable on the Consolidated Balance Sheets. These amounts were excluded from the estimate of credit losses.

The deferred tax asset for the net unrealized loss on securities available for sale was $302 thousand as of   December 31, 2025 and $1.19 million as of December 31, 2024.  The deferred tax asset is included in net deferred tax asset on the Consolidated Balance Sheets.

The amortized cost and estimated fair value of debt securities available-for-sale at December 31, 2025, by expected maturity for mortgage-backed securities and debt securities with call features and by contractual maturity for all other securities, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Fair
	Cost	Value

Due in one year or less	$37,260	$37,170
Due after one year through five years	132,070	132,129
Due after five years through ten years	49,615	48,341
Due after ten years	3,307	3,167

Total	$222,252	$220,807

The following tables show the Company's debt securities available-for-sale gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of  December 31, 2025 and December 31, 2024 (in thousands):

December 31, 2025	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury	$4,012	$15	$-	$-	$4,012	$15
U.S. government agencies	12,254	42	5,183	39	17,437	81
Taxable state and municipal	1,495	6	4,711	278	6,206	284
Tax-exempt state and municipal	7,912	32	41,256	2,262	49,168	2,294
U.S. government sponsored enterprise mortgage-backed	4,958	18	10,604	229	15,562	247
Corporate	1,045	8	1,963	34	3,008	42

Total debt securities available-for-sale	$31,676	$121	$63,717	$2,842	$95,393	$2,963

December 31, 2024	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury	$-	$-	$248	$1	$248	$1
U.S. government agencies	11,650	235	10,169	192	21,819	427
Taxable state and municipal	-	-	5,631	511	5,631	511
Tax-exempt state and municipal	6,646	96	43,673	3,807	50,319	3,903
U.S. government sponsored enterprise mortgage-backed	11,450	140	9,492	516	20,942	656
Corporate	498	-	3,379	157	3,877	157

Total debt securities available-for-sale	$30,244	$471	$72,592	$5,184	$102,836	$5,655

At December 31, 2025, the $121 thousand unrealized loss (less than 12 months) was attributed to 87 different securities. The $2.84 million unrealized loss (12 months or more) was attributed to 157 securities. At December 31, 2024, the $471 thousand unrealized loss (less than 12 months) was attributed to 42 different securities. The $5.18 million unrealized loss (12 months or more) was attributed to 192 securities. None of the unrealized losses are individually significant. Management believes, based upon an evaluation of the issuers of the debt securities, that the unrealized losses on debt securities were the result of fluctuations in market interest rates subsequent to purchase and not a result of credit risk. Management has the intent and ability to hold investments and does not believe it will have to sell the securities until the earlier of maturity or market price recovery.

The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no Allowance for Credit Loss on securities available for sale was recorded as of  December 31, 2025 and December 31, 2024. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions.

During the year ended December 31, 2025, the Company sold available-for-sale securities with a total book value of $48.648 million and proceeds of $48.641 million, resulting in a gross pre-tax loss of $8 thousand. The Company did not sell or recognize any gain or loss for any securities for the year-ended December 31, 2024.

Securities with a carrying value of $132.90 million and $73.59 million at  December 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes as required by law.

As of  December 31, 2025 and December 31, 2024, the Company had $613 thousand and $268 thousand, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the years ended  December 31, 2025 and 2024 (in thousands):

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Net change in the unrealized gain (loss) recognized during the period on marketable equity securities	$151	$(55)
Add: Net realized gain (loss) recognized on marketable equity securities sold during the period	-	-

Net gain (loss) recognized in net income during the period on marketable equity securities still held at the reporting date	$151	$(55)

Restricted Investments in Bank and Other Stock

Restricted investments in bank stock represent required investments in the common stock of correspondent banks and consist of common stock of the Federal Home Loan Bank of Pittsburgh (FHLB) of $2.44 million and $2.25 million at  December 31, 2025 and December 31, 2024, respectively, and other correspondent banks of $45 thousand at  December 31, 2025 and December 31, 2024. Also included as of December 31, 2025 is other restricted stock of $228 thousand.  As a member of the FHLB, the Bank is required to maintain an investment in FHLB stock based on mortgage loans, advances and other criteria. As no active market exists for this stock, it is carried at cost. All FHLB stock is pledged as collateral for FHLB advances. The Company evaluated its holding of FHLB stock for impairment and deemed the stock to not be impaired at  December 31, 2025 and December 31, 2024. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based upon review of financial information the FHLB has made publicly available.

5.    LOANS AND OTHER REAL ESTATE OWNED (“OREO”)

Major categories of loans are summarized as follows as of  December 31, 2025 and December 31, 2024 (in thousands):

	2025	2024

Commercial	$162,775	$87,990
Commercial real estate	354,744	212,595
Residential mortgage	356,458	121,345
Home equity	32,745	7,186
Consumer, other	4,360	1,526
Consumer, automobile	8,155	6,516

	919,237	437,158
Less: net deferred loan fees	(1,066)	(819)

Total loans net of deferred loan fees	918,171	436,339

Less: allowance for credit losses	(9,904)	(4,379)

Net Loans	$908,267	$431,960

In the normal course of business, loans are extended to directors, executive officers, and their affiliates.

A summary of loan activity for those directors, executive officers, and their affiliates is as follows (in thousands):

December 31, 2024	New Loans (a)	Repayments	December 31, 2025

$5,562	$5,655	$(3,150)	$8,067

(a) Loans to new directors and executive officers of $5.0 million that were acquired in the merger with NUBC are included in New Loans for 2025.

December 31, 2023	New Loans	Repayments	December 31, 2024

$3,574	$2,898	$(910)	$5,562

The Company grants commercial, residential, and personal loans to customers primarily in Union, Centre, Northumberland and Snyder Counties, Pennsylvania. Although the Company has a diversified loan portfolio, a significant portion of its debtors' ability to honor their contracts is dependent on the economic conditions within this region. Additionally, approximately 11% and 15% of the Company's loans at December 31, 2025 and 2024, respectively, are to individuals and corporations in the agricultural business.

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for loans, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $2.69 million and $1.18 million at  December 31, 2025 and December 31, 2024, respectively, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

An initial allowance for credit losses on non-PCD loans of $4.01 million was recorded through the provision for credit losses within the Consolidated Statements of Income. At the date of acquisition, of the $446.42 million of loans acquired from NNB, $53.68 million, or 12.0%, of NNB’s loan portfolio, was accounted for as PCD loans.

The following table provides details related to the fair value of acquired PCD loans as of August 1, 2025:

(Dollars in Thousands)	Par Value	Purchase (Premium) Discount	Allowance	Initial Purchase Price	Measurement Period Adjustments	Adjusted Purchase Price
Commercial	$18,083	$(891)	$423	$17,615	$-	$17,615
Commercial Real Estate	14,180	(860)	114	13,434	-	13,434
Residential Mortgage	20,073	(437)	178	19,814	-	19,814
Home Equity	1,077	48	7	1,132	1	1,133
Consumer - Other	263	(17)	3	249	-	249
Total	$53,676	$(2,157)	$725	$52,244	$1	$52,245

The following table provides details related to the fair value of acquired Non-PCD loans as of August 1, 2025:

(Dollars in Thousands)	Par Value	Purchase (Premium) Discount	Initial Purchase Price	Measurement Period Adjustments	Adjusted Purchase Price
Commercial	$67,002	$(4,645)	$62,357	$-	$62,357
Commercial Real Estate	82,855	(4,944)	77,911	-	77,911
Residential Mortgage	209,109	(7,169)	201,940	-	201,940
Home Equity	28,180	(971)	27,209	103	27,312
Consumer - Other	5,599	(141)	5,458	-	5,458
Total	$392,745	$(17,870)	$374,875	$103	$374,978

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition methos of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans at December 31, 2025 was $16.78 million.  The outstanding principal balance and the carrying amount at December 31, 2025 of loans acquired in the business combination were as follows:

	December 31, 2025
(Dollars in Thousands)	Acquired Loans - PCD	Acquired Loans - Non-PCD	Acquired Loans - Total

Outstanding Principal Balance	$53,158	$365,113	$418,271

Carrying amount:
Commercial	17,159	56,156	73,315
Commercial Real Estate	16,741	72,823	89,564
Residential Mortgage	18,105	189,920	208,025
Home Equity	36	26,261	26,297
Consumer - Other	-	4,291	4,291

Total Acquired Loans	$52,041	$349,451	$401,492

Other Real Estate Owned

Foreclosed assets held for sale consist of real estate acquired in settlement of foreclosed loans and is initially recorded at fair value less estimated costs to sell at the time of transfer from loans to foreclosed, establishing a new cost basis. Subsequent to the transfer, foreclosed assets are carried at the lower of the adjusted cost or fair value less costs to sell. Additional write-downs are charged against operating expenses. Costs related to the acquisition and holding of foreclosed assets are charged to operations when incurred. The fair value of real estate acquired through foreclosure is generally determined by reference to an outside appraisal. The Company did not hold any foreclosed assets as of  December 31, 2025 and December 31, 2024.  At  December 31, 2025 there were two commercial loans, three commercial real estate loans, and fourteen residential loans totaling $5.50 million in the process of foreclosure. There was one residential loan in the amount of $75,000 in the process of foreclosure as of December 31, 2024.

Mortgage Servicing

The Company retains the servicing rights on certain mortgage loans sold to the FHLB and Fannie Mae and receives mortgage banking fee income based upon the principal balance outstanding. The mortgage servicing rights recorded as an asset are not material. Total loans serviced for the FHLB and Fannie Mae amounted to $159.31 million and $54.86 million at  December 31, 2025 and December 31, 2024, respectively. These mortgage loans sold and serviced by the Company are not reflected in the Company’s Consolidated Balance Sheets.

6.    ALLOWANCE FOR CREDIT LOSSES

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of  December 31, 2025 and December 31, 2024 and gross year-to-date charge-offs for the respective periods (in thousands):

	Term Loans by Year of Origination
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total

Commercial
Pass	$6,465	$15,341	$7,230	$10,202	$32,215	$30,547	$56,843	$158,843
Special Mention	-	50	405	9	-	418	894	1,776
Substandard	-	-	51	1,097	810	-	198	2,156
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial – Total	6,465	15,391	7,686	11,308	33,025	30,965	57,935	162,775

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Commercial Real Estate
Pass	66,917	56,133	40,313	52,213	48,425	65,335	18,246	347,582
Special Mention	-	-	290	561	-	2,650	9	3,510
Substandard	-	-	3	-	1,680	54	1,915	3,652
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial Real Estate – Total	66,917	56,133	40,606	52,774	50,105	68,039	20,170	354,744

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Residential Mortgage
Pass	57,081	39,475	34,327	53,524	47,866	116,275	3,742	352,290
Special Mention	-	264	156	-	99	2,733	-	3,252
Substandard	-	-	188	-	-	535	193	916
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Residential Mortgage – Total	57,081	39,739	34,671	53,524	47,965	119,543	3,935	356,458

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Home Equity
Pass	4,997	4,217	2,543	2,363	2,371	7,155	9,043	32,689
Special Mention	-	25	-	-	-	31	-	56
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Home Equity – Total	4,997	4,242	2,543	2,363	2,371	7,186	9,043	32,745

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Consumer - Other
Pass	1,477	1,019	753	274	69	179	554	4,325
Special Mention	-	1	2	10	-	-	1	14
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	21	-	-	-	-	21
Loss	-	-	-	-	-	-	-	-

Consumer - Other – Total	1,477	1,020	776	284	69	179	555	4,360

Current Year Gross Charge-Offs	-	13	5	-	-	5	-	23

Consumer – Auto
Pass	2,695	2,368	1,776	1,032	168	48	-	8,087
Special Mention	-	-	21	12	9	-	-	42
Substandard	-	-	-	22	4	-	-	26
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Consumer - Auto – Total	2,695	2,368	1,797	1,066	181	48	-	8,155

Current Year Gross Charge-Offs	-	36	7	6	-	-	-	49

Overall – Total	$139,632	$118,893	$88,079	$121,319	$133,716	$225,960	$91,638	$919,237

Current Year Gross Charge-Offs - Total	$-	$49	$12	$6	$-	$5	$-	$72

	Term Loans by Year of Origination
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total

Commercial
Pass	$6,909	$4,500	$6,221	$14,788	$3,968	$4,812	$45,006	$86,204
Special Mention	55	381	-	-	451	-	899	1,786
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial – Total	6,964	4,881	6,221	14,788	4,419	4,812	45,905	87,990

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Commercial Real Estate
Pass	44,433	35,523	26,801	34,436	16,420	46,684	56	204,353
Special Mention	240	289	573	-	-	2,677	-	3,779
Substandard	-	-	-	4,449	-	14	-	4,463
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial Real Estate – Total	44,673	35,812	27,374	38,885	16,420	49,375	56	212,595

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Residential Mortgage
Pass	14,439	14,932	15,320	19,923	18,859	35,550	128	119,151
Special Mention	453	277	-	364	-	624	-	1,718
Substandard	-	-	-	-	-	476	-	476
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Residential Mortgage – Total	14,892	15,209	15,320	20,287	18,859	36,650	128	121,345

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Home Equity
Pass	109	-	-	-	-	369	6,708	7,186
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Home Equity – Total	109	-	-	-	-	369	6,708	7,186

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Consumer - Other
Pass	707	445	200	31	7	5	109	1,504
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	22	-	-	-	-	-	22
Loss	-	-	-	-	-	-	-	-

Consumer - Other – Total	707	467	200	31	7	5	109	1,526

Current Year Gross Charge-Offs	10	-	-	-	-	-	-	10

Consumer – Auto
Pass	2,574	2,113	1,138	367	130	155	-	6,477
Special Mention	8	5	15	-	-	-	-	28
Substandard	-	-	-	8	-	3	-	11
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Consumer - Auto – Total	2,582	2,118	1,153	375	130	158	-	6,516

Current Year Gross Charge-Offs	13	26	-	13	-	-	-	52

Overall – Total	$69,927	$58,487	$50,268	$74,366	$39,835	$91,369	$52,906	$437,158

Current Year Gross Charge-Offs - Total	$23	$26	$-	$13	$-	$-	$-	$62

There were no revolving to term loans as of  December 31, 2025 and December 31, 2024.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by past due and nonaccrual status as of  December 31, 2025 and December 31, 2024 (in thousands):

		Greater		Total Past
		than 90		Due and		Total
	30-89 Days	Days and	Non-	Non-		Loans
December 31, 2025	Past Due (1)	Accruing	accrual	accrual	Current	Receivable

Commercial	$597	$-	$1,646	$2,243	$160,532	$162,775
Commercial real estate	-	-	2,274	2,274	352,470	354,744
Residential mortgage	3,572	-	2,321	5,893	350,565	356,458
Home equity	180	-	15	195	32,550	32,745
Consumer, other	46	-	6	52	4,308	4,360
Consumer, automobile	202	-	42	244	7,911	8,155

Total	$4,597	$-	$6,304	$10,901	$908,336	$919,237

(1) Excludes any non-accrual loans 30-89 days past due.

		Greater		Total Past
		than 90		Due and		Total
	30-89 Days	Days and	Non-	Non-		Loans
December 31, 2024	Past Due (1)	Accruing	accrual	accrual	Current	Receivable

Commercial	$18	$-	$-	$18	$87,972	$87,990
Commercial real estate	-	-	-	-	212,595	212,595
Residential mortgage	282	-	420	702	120,643	121,345
Home equity	-	-	-	-	7,186	7,186
Consumer, other	2	-	-	2	1,524	1,526
Consumer, automobile	121	-	18	139	6,377	6,516

Total	$423	$-	$438	$861	$436,297	$437,158

(1) Excludes any non-accrual loans 30-89 days past due.

The following tables present nonaccrual loans, by loan class, as of  December 31, 2025 and December 31, 2024 (in thousands):

	Nonaccruals	Nonaccruals
	with No	with an
	Allowance	Allowance
	for Credit	for Credit
December 31, 2025	Losses	Losses

Commercial	$1,148	$498
Commercial real estate	74	2,200
Residential mortgage	1,727	594
Home equity	15	-
Consumer, other	6	-
Consumer, automobile	42	-

Total	$3,012	$3,292

	Nonaccruals	Nonaccruals
	with No	with an
	Allowance	Allowance
	for Credit	for Credit
December 31, 2024	Losses	Losses

Commercial	$-	$-
Commercial real estate	-	-
Residential mortgage	420	-
Home equity	-	-
Consumer, other	-	-
Consumer, automobile	18	-

Total	$438	$-

During the years ended December 31, 2025 and December 31, 2024, no accrued interest receivable was reversed against interest income.

The following tables summarize the activity in the allowance for credit losses by loan class for the years ended December 31, 2025 and 2024, and information in regard to the allowance for credit losses and the recorded investment in loans receivable by loan class as of  December 31, 2025 and December 31, 2024 (in thousands):

		Initial			Initial
	Beginning	Provision for			Provision for	Provisions	Ending
December 31, 2025	Balance	PCD Loans	Charge-offs	Recoveries	Non-PCD Loans	(Credits)	Balance

Commercial	$1,007	$423	$-	$5	$1,311	$574	$3,320
Commercial real estate	2,366	114	-	-	975	558	4,013
Residential mortgage	823	178	-	-	1,466	(221)	2,246
Home equity	83	7	-	-	184	(94)	180
Consumer, other	18	3	(23)	4	73	(15)	60
Consumer, automobile	82	-	(49)	11	-	41	85

Total	$4,379	$725	$(72)	$20	$4,009	$843	$9,904

	Beginning			Provisions	Ending
December 31, 2024	Balance	Charge-offs	Recoveries	(Credits)	Balance

Commercial	$793	$-	$2	$212	$1,007
Commercial real estate	1,741	-	-	625	2,366
Residential mortgage	792	-	-	31	823
Home equity	60	-	-	23	83
Consumer, other	44	(10)	-	(16)	18
Consumer, automobile	85	(52)	9	40	82
Unallocated	346	-	-	(346)	-

Total	$3,861	$(62)	$11	$569	$4,379

	Allowance for Credit Losses			Loans Receivable
	Ending Balance December 31, 2025			Ending Balance December 31, 2025
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total

Commercial	$498	$2,822	$3,320	$1,646	$161,129	$162,775
Commercial real estate	98	3,915	4,013	2,273	352,471	354,744
Residential mortgage	19	2,227	2,246	2,897	353,561	356,458
Home equity	-	180	180	15	32,730	32,745
Consumer, other	-	60	60	1	4,359	4,360
Consumer, automobile	-	85	85	-	8,155	8,155

Total	$615	$9,289	$9,904	$6,832	$912,405	$919,237

	Allowance for Credit Losses			Loans Receivable
	Ending Balance December 31, 2024			Ending Balance December 31, 2024
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial	$17	$990	$1,007	$964	$87,026	$87,990
Commercial real estate	-	2,366	2,366	289	212,306	212,595
Residential mortgage	3	820	823	852	120,493	121,345
Home equity	-	83	83	-	7,186	7,186
Consumer, other	-	18	18	-	1,526	1,526
Consumer, automobile	-	82	82	-	6,516	6,516

Total	$20	$4,359	$4,379	$2,105	$435,053	$437,158

The Company individually evaluates loans for impairment when a loan meets the following criteria: credit risk rated substandard or doubtful and on non-accrual status, or a previously modified loan that is now past due 30 days or more.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral when the borrower is experiencing financial difficulty. Under ASC 326, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of the collateral. The allowance for credit losses is calculated on an individual loan basis on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The following table details the amortized costs of the collateral dependent loans as of  December 31, 2025 and December 31, 2024 (in thousands):

	Real Estate	Other
December 31, 2025	Collateral	Collateral	Total

Commercial	$1,575	$71	$1,646
Commercial real estate	2,271	-	2,271
Residential mortgage	1,586	-	1,586
Home equity	15	-	15
Consumer, other	-	-	-
Consumer, automobile	-	-	-

Total	$5,447	$71	$5,518

	Real Estate	Other
December 31, 2024	Collateral	Collateral	Total

Commercial	$97	$-	$97
Commercial real estate	-	-	-
Residential mortgage	590	-	590
Home equity	-	-	-
Consumer, other	-	-	-
Consumer, automobile	-	-	-

Total	$687	$-	$687

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

The following table presents the amortized cost basis of loans at  December 31, 2025 and December 31, 2024 that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and  December 31, 2024. The percentage of amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each financing receivable is also presented below.  All loan categories with modifications are included in the table below (in thousands):

December 31, 2025	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	% of Total Class of Financing Receivable

Commercial	$-	$-	$498	$-	$-	$498	0.3%

Total	$-	$-	$498	$-	$-	$498	0.1%

December 31, 2024	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	% of Total Class of Financing Receivable

Commercial	$-	$-	$97	$-	$866	$963	1.1%
Commercial real estate	$-	$-	$-	$-	$290	$290	0.1%
Residential mortgage	$-	$-	$170	$-	$262	$432	0.4%

Total	$-	$-	$267	$-	$1,418	$1,685	0.4%

There were no commitments to lend additional funds under these modifications as of December 31, 2025.

There were no loans to borrowers experiencing financial difficulty that defaulted during the years ended  December 31, 2025 and 2024 and were modified in the twelve months prior.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses and is included in provision for (recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $717 thousand and $377 thousand at December 31, 2025 and December 31, 2024, respectively, is separately classified within "Other Liabilities" on the Consolidated Balance Sheets. The following tables present the balance and activity in the allowance for credit losses for unfunded loan commitments for the years ended December 31, 2025 and 2024 (in thousands):

Allowance for
Credit Losses
Unfunded
Commitments
Beginning balance, December 31, 2024	$377
Provision for credit losses	340
Beginning balance, December 31, 2025	$717

Allowance for
Credit Losses
Unfunded
Commitments
Beginning balance, December 31, 2023	$266
Provision for credit losses	111
Beginning balance, December 31, 2024	$377

7.    PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31 (in thousands):

December 31,	2025	2024

Land	$3,361	$2,476
Construction in progress	29	-
Buildings	18,975	10,177
Furniture and fixtures	4,962	4,387
Automobiles	197	160

Total	27,524	17,200
Less accumulated depreciation	(9,596)	(8,949)

Net	$17,928	$8,251

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to $665 thousand and $483 thousand, respectively.

8.    DEPOSITS

Aggregate time deposits in denominations of $250,000 or more were $98.44 million and $39.50 million at December 31, 2025 and 2024, respectively.

A summary of the maturity of time deposits as of  December 31, 2025 is as follows (in thousands):

Year Ending December 31,

2026	$310,780
2027	23,612
2028	11,574
2029	2,524
2030	1,714

Total	$350,204

At December 31, 2025 and 2024, deposits from related parties totaled $7.29 million and $2.28 million, respectively.

The Company had no customers with aggregate deposit accounts totaling five percent or greater of total deposits as of December 31, 2025  December 31, 2024.

The Company obtains certain deposits through the efforts of third-part broker.  Brokered deposits totaled $11.26 million $6.27 million at  December 31, 2025 and December 31, 2024, respectively, and were included primarily in time deposits on the Company's Consolidated Balance Sheets.

9.    BORROWINGS AND SUBORDINATED DEBT

FHLB Borrowings

The Company maintains a borrowing agreement with the FHLB of Pittsburgh with an available funding capacity of approximately $432.94 million as of December 31, 2025. This agreement is subject to annual renewal, incurs no service charges, and is secured by FHLB stock and a blanket security agreement on outstanding residential mortgage loans.

Federal Home Loan Bank advances consist of separate loans with the FHLB of Pittsburgh as of   December 31, 2025 and December 31, 2024 as follows (dollars in thousands):

	2025		2024
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate

FHLB fixed-rate advances maturing:
2025	$-	-%	$37,550	4.40%
2026	4,500	4.02	4,500	4.02
2027	500	1.19	500	1.19
2028	500	1.22	500	1.22

Total	$5,500		$43,050

Subordinated Debt

As part of the acquisition of NUBC, the Company acquired previously issued $10 million of subordinated debt, as of December 31, 2025 the balance was $9.89 million.  The subordinated debt has a term of 10 years, maturing in June 2031, and a contractual fixed interest rate of 4.50% through June 30, 2026. The effective rate is 4.70%, which includes the amortization of issuance costs. Subsequent to June 30, 2026, the interest rate will be floating, based on the 90-day average Secured Overnight Financing Rate (“SOFR”) plus 382 basis points. Interest is paid semi-annually in June and December.

The Company may redeem or prepay any or all of the subordinated debt, in whole or in part, without premium or penalty, at any time on or after June 30, 2026, and prior to the maturity date at a price of 100% of the principal amount, plus interest accrued and unpaid to the date of redemption or prepayment.

10.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2025 and 2024 (dollars in thousands):

				Gross Amounts Not Offset
				in the Balance Sheets
December 31, 2025	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount

Repurchase agreements:
Commercial customers (a)	$1,589	$-	$1,589	$1,589	$-	$-

				Gross Amounts Not Offset
				in the Balance Sheets
December 31, 2024	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount

Repurchase agreements:
Commercial customers (a)	$1,143	$-	$1,143	$1,143	$-	$-

(a)	As of December 31, 2025 and 2024, the fair value of securities pledged in connection with repurchase agreements was $1.65 million and $1.15 million, respectively.

11.    BENEFIT PLANS

Section 401(k) Plan

The Company sponsors a contributory defined contribution Section 401(k) plan covering substantially all employees who have completed one year of service, have worked 1,000 hours and have attained age twenty-one. The plan permits employees to make pretax contributions which are matched by the Company up to four percent of the employee's compensation. The Company's contributions were $280 thousand and $174 thousand for the years ended December 31, 2025 and 2024, respectively. Contributions made by the Company vest immediately.

The Company has a profit-sharing employer contribution component to the 401(k) Plan. The profit-sharing employer contribution is made at the discretion of management and the Board of Directors based upon current year earnings. The Company's contributions were $14 thousand and $177 thousand for the years ended December 31, 2025 and 2024, respectively. Contributions made by the Company vest ratably beginning after the second year of service and are fully vested after an employee completes six years of service.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP) covering substantially all employees who have completed one year of service, have worked 1,000 hours and have attained age twenty-one. Contributions to the plan are permitted based upon management’s discretion. The Company's contributions were $488 thousand and $131 thousand in 2025 and 2024, respectively. Contributions made by the Company vest ratably beginning after the second year of service and are fully vested after an employee completes six years of service. The number of shares held by the plan were 161,126 at  December 31, 2025 and 75,080 at  December 31, 2024. All shares are allocated to participants.

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

As of  December 31, 2025 and December 31, 2024, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

As of	December 31, 2025	December 31, 2024

Shares held by the ESOP	161,126	75,080
Fair value per share	$28.55	$25.00
Maximum cash obligation	$4,600,147	$1,877,000

Deferred Directors' Compensation

The Company maintains deferred compensation plans with directors through which the payments of the directors' fees are deferred. The future liability of these agreements, which is payable in ten annual installments, was financed through the purchase of life insurance contracts.

The present value of the future liability of the plans at  December 31, 2025 and  December 31, 2024 was $912 thousand and $890 thousand, respectively, and is included in "Other Liabilities" in the consolidated balance sheets. The related expenses amounted to $81 thousand and $89 thousand for December 31, 2025 and  December 31, 2024, respectively.

Supplemental Retirement Plans

The Company has an unfunded, non-qualified supplemental executive retirement plan (SERP) for certain key executives. The SERP is designed to provide certain executives, upon attaining age 65, with projected annual distributions. The liability of the SERP at December 31, 2025 and  December 31, 2024 was $1.64 million and $1.52 million, respectively, and is included in "Other Liabilities" in the consolidated balance sheets. The related expense amounted to $172 thousand and $90 thousand for the periods ended  December 31, 2025 and  December 31, 2024, respectively. The Company offsets the cost of these plans through the purchase of bank-owned life insurance as noted below.

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

The Company recognizes a liability for postretirement benefits provided through an endorsed split-dollar life insurance arrangement. The liability for post-retirement benefits under these arrangements was $1.43 million and $843 thousand at  December 31, 2025 and  December 31, 2024, respectively, and is included in "Other Liabilities" on the Consolidated Balance Sheets. Expense in the years ended  December 31, 2025 and 2024 was $76 thousand and $5 thousand, respectively.

The Company holds bank-owned life insurance (BOLI) with a cash value of $28.23 million and $12.97 million at  December 31, 2025 and  December 31, 2024, respectively. Bank owned life insurance of $14.85 million was acquired with the merger of NUBC for the year ended December 31, 2025. No additional split-dollar life insurance policies were added during the year ended  December 31, 2024. The Plan provides that the Company and the officers and directors share in the rights to the death benefits of bank owned split-dollar life insurance policies (the "BOLI Policies") and provides for additional compensation to the officers and directors, equal to any income tax consequences related to the Supplemental Plan until retirement. The amount of the BOLI Policies has been calculated so that the projected increases in their cash surrender value will substantially offset the Company's expense related to the Supplemental Retirement Plans. In addition, the BOLI Policies are intended to provide the directors with $100,000 of supplemental life insurance and the executive officers with supplemental life insurance equal to three times salary. Neither the insurance company nor the Company has guaranteed any minimum cash value.

12.    INCOME TAXES

The Company files tax returns in the U.S. federal jurisdiction and required states.  With few exceptions, the Bank is no longer subject to tax examination by tax authorities for years prior to 2022. Cash paid for federal income taxes, net of any refunds, during the years ended December 31, 2025 and 2024 were $1.37 million and $945 thousand, respectively.

The Commonwealth of Pennsylvania assesses a Bank Franchise Tax on banks instead of a state income tax.  The Bank Franchise Tax expense is reported in non-interest expense and the tax's calculation is unrelated to taxable income. The Bank does not file any income-based taxes in any other states.

The provision for income taxes for the years ended December 31, 2025 and 2024 consists of the following components before the adoption of ASU 2023-09 (in thousands):

Year Ended December 31,	2025	2024

Current tax expense	$642	$1,017
Deferred tax expense (benefit)	118	(123)

Total Provision	$760	$894

The tax effects of deductible and taxable temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows (in thousands):

December 31,	2025	2024

Deferred tax assets:
Allowance for credit losses	$2,231	$999
Deferred compensation	663	520
Purchase accounting adjustments on loans	3,524	-
Purchase accounting adjustments on securities	1,406	-
Core contract termination	713	-
Net Unrealized losses on securities	302	1,193
Other	182	-

Total	9,021	2,712

Deferred tax liabilities:
Premises and equipment	283	176
Purchase accounting adjustments on premises	616	-
Purchase accounting adjustments on deposits and borrowings	165	-
Core deposit intangible	2,846	-
Purchase accounting adjustments on intangible assets	440	-
Deferred loan origination costs	93	92
Other	442	197

Total	4,885	465

Net Deferred Tax Asset	$4,136	$2,247

Income tax expense for the years ended December 31, 2025 and 2024 differed from the federal statutory rate applied to income before income taxes for the following reasons in accordance with ASU 2023-09 (dollars in thousands):

	2025		2024
	Amount	Percentage	Amount	Percentage

Provision at statutory rate	$4,966	21.0%	$1,129	21.0%
Tax-exempt interest	(438)	(1.9)	(342)	(6.4)
Nondeductible interest expense	56	0.2	66	1.2
Bank owned life insurance	(88)	(0.4)	(54)	(1.0)
Bargain purchase gain	(3,844)	(16.3)	-	-
Nondeductible merger expenses	172	0.7	113	2.1
Other, net	(64)	(0.3)	(18)	(0.3)

Applicable Income Taxes and Effective Rates	$760	3.0%	$894	16.6%

It is anticipated that all tax assets shown above will be realized and accordingly no valuation allowance was provided. The Company and the Bank file a consolidated federal income tax return.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than- not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exceptions, the Company’s federal and state income tax returns for taxable years through 2022 have been closed for purposes of examination by the federal and state taxing jurisdictions.

13.    OPERATING LEASE COMMITMENTS AND CONTINGENCIES

The Company leases one office location under operating leases. This operating lease was assumed with the acquisition of NUBC.  The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets.

As of December 31, 2025 the Company had recorded right-of-use assets in other assets for operating leases of $1.06 million and related lease liabilities totaling $1.06 million, in other liabilities in its Consolidated Balance Sheets.

The Company’s lease contains an option to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease as of August 1, 2025. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2025.

2025
Weighted-average remaining term (years)	17.1
Weighted-average discount rate	5.06%

The following table presents the undiscounted cash flows due related to operating leases as of December 31, 2025, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (In thousands):

2026	$80
2027	82
2028	84
2029	85
2030	87
Thereafter	1,207
Total undiscounted cash flows	1,625
Discount on cash flows	(567)
Total lease liabilities	$1,058

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2025, the Company had no leases that had a term of twelve months or less.

Rental expense under operating leases totaled approximately $33 thousand in 2025 and $2 thousand in 2024.

In the normal course of business, the Company is subject to pending and threatened litigation in which claims for monetary damages are asserted. In management’s opinion, the Company’s financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

14.    REGULATORY MATTERS

Cash and Due from Banks

Deposits with correspondent financial institutions are insured up to $250,000 per institution. The Company maintains cash and cash equivalents with certain correspondent financial institutions in excess of the insured amount.

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. The Company is exempt from consolidated capital requirements as those requirements do not apply to bank holding companies with consolidated assets under $3 billion.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank becomes undercapitalized, its regulator must take certain supervisory actions under prompt corrective action regulations, and such actions could have a direct material effect on the institution's financial statements. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) ratio of 5.0% or greater, a common equity Tier 1 ratio of 6.5% or greater, a Tier 1 risk based capital ratio of 8.0% or greater, and a total risk-based capital ratio of 10.0% or greater.

The federal banking agencies have developed a minimum Community Bank Leverage Ratio ("CBLR") (which represents a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the CBLR in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio, it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum CBLR at 9.00%. The Bank elected to be subject to the CBLR when it became effective on January 1, 2020, and has continued to use the Community Bank Leverage Ratio since that time.

Volatile earnings, along with other qualitative factors and changes to regulatory mandates, could significantly impact the Bank’s capital adequacy. The most recent notification from the FDIC categorized the Bank as “well capitalized” and there have been no conditions or events since that notification that management believes have changed the Bank’s categorization.

As of December 31, 2025 and 2024, the Bank's Community Bank Leverage Ratio was 8.56% and 9.67%, respectively, so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. This is the first quarter that the Bank’s CBLR fell below the 9.00% minimum and thus is deemed to be in the CBLR grace period.

CBLR Grace Period

If an electing banking organization fails to satisfy one or more of the qualifying criteria but maintains a leverage ratio of greater than 8 percent, that banking organization would have a "grace period" of up to two quarters during which it could continue to use the community bank leverage ratio framework and be deemed to meet the "well capitalized" capital ratio requirements.  As long as the banking organization is able to return to compliance with all the qualifying criteria within two quarters, it continues to be deemed to meet the "well capitalized" ratio requirements and be in compliance with the generally applicable capital rule.

A banking organization is required to comply with and report under the generally applicable capital rule and file the relevant regulatory reports if the banking organization (i) is unable to restore compliance with all qualifying criteria during the two-quarter grace period (including reporting a leverage ratio greater than 9 percent), (ii) has a leverage ratio of 8 percent or less, or (iii) ceases to satisfy the qualifying criteria due to consummation of a merger transaction.

The Bank's actual capital amounts and ratios are as follows as of  December 31, 2025 and  December 31, 2024 (dollar in thousands):

			To be Well Capitalized
			under Prompt Corrective
December 31, 2025	Actual		Action Provisions (CBLR)
	Amount	Ratio	Amount	Ratio

Tier 1 (Core) Capital to average total assets Bank	$106,045	8.56%	$111,539	9.00%

			To be Well Capitalized
			under Prompt Corrective
December 31, 2024	Actual		Action Provisions (CBLR)
	Amount	Ratio	Amount	Ratio

Tier 1 (Core) Capital to average total assets Bank	$57,520	9.67%	$53,531	9.00%

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

15.    COMMITMENTS AND STANDBY LETTERS OF CREDIT

In the normal course of business, the Company makes various commitments which are not reflected in the accompanying consolidated financial statements. The Company offers such products to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated balance sheet.

The Company's maximum exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company on extension of credit is based on management's credit assessment of the counterparty.

Financial instruments whose contract amounts represent credit risk at December 31 are as follows (in thousands):

December 31,	2025	2024

Commitments to extend credit	$165,421	$134,373

Standby letters of credit	4,098	995

Commitments to extend credit are legally binding agreements to lend to customers as long as there are no violations of the agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The current amount of the liability as of December 31, 2025 and 2024 for guarantees under standby letters of credit is not material.

16.    PARENT COMPANY STATEMENTS

The following is condensed financial information for the Bancorp on a parent company only basis (in thousands):

Condensed Balance Sheets

December 31,	2025	2024

Assets:
Cash and cash equivalents	$8,577	$2,130
Investment in subsidiary	118,457	53,109
Debt securities available-for-sale	625	363
Marketable equity securities	613	267
Other assets	44	48

Total Assets	$128,316	$55,917

Liabilities:
Subordinated Debt, at fair value	$9,892	$-
Deferred tax liability	25	-

Total Liabilities	9,917	-

Redeemable Common Stock Held by ESOP	4,600	1,877

Total Stockholders’ Equity	118,399	55,917
Less maximum cash obligation to ESOP shares	4,600	1,877
Total Stockholders’ equity Less Maximum Cash Obligation Related to ESOP Shares	$113,799	$54,040

Total Liabilities and Stockholders’ Equity	$128,316	$55,917

Condensed Income Statements

December 31,	2025	2024

Income:
Equity in undistributed earnings of subsidiary	$608	$1,790
Dividends from subsidiaries	3,929	2,695
Interest and dividend income	210	102
Net marketable equity security (gains) losses	151	(55)
Other Income	78	-
Bargain Purchase Gain	18,303	-

Total Income	23,279	4,532

Expense:
Interest expense	188	-
Amortization of subordinated debt	139	-
Operating expenses	74	67

Total Expense	401	67

Income before income taxes	22,878	4,465

Income tax (benefit)	(10)	(16)

Net Income	$22,888	$4,481

Condensed Statements of Cash Flows

December 31,	2025	2024

Cash Flows From Operating Activities:
Net income	$22,888	$4,481
Equity in undistributed earnings of subsidiaries	(608)	(1,790)
Net marketable equity security (gains) losses	(151)	55
Bargain purchase gain	(18,303)	-
Net amortization of accounting estimates	139	-
Other, net	151	(16)

Net Cash Provided By Operating Activities	4,116	2,730

Cash Flows From Investing Activities:
Proceeds from maturities of securities	1,250	-
Net cash and cash equivalents acquired in business combination	5,010	-

Net Cash Provided By Investing Activities	6,260	-

Cash Flows From Financing Activities:
Dividends paid	(3,929)	(2,695)

Net Cash Used In Financing Activities	(3,929)	(2,695)

Net Increase in Cash and Cash Equivalents	6,447	35

Cash and Cash Equivalents, Beginning of Year	2,130	2,095

Cash and Cash Equivalents, End of Year	$8,577	$2,130

17.    FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Level 1 - Valuation is based on quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities The Company establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

The following table presents the balances of financial assets measured at fair value on a recurring basis(in thousands):

December 31, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Debt securities available-for-sale:
U.S. Treasury	$6,502	$6,502	$-	$-
U.S. government agencies	47,838	-	47,838	-
Taxable state and municipal	32,474	-	32,474	-
Tax-exempt state and municipal	85,753	-	85,753	-
U.S. government sponsored enterprise mortgage-backed	45,232	-	45,232	-
Corporate	3,008	-	3,008	-

Total Debt Securities Available-for-Sale	$220,807	$6,502	$214,305	$-

Marketable equity securities	$613	$613	$-	$-

December 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Debt securities available-for-sale:
U.S. Treasury	$2,202	$2,202	$-	$-
U.S. government agencies	25,449	-	25,449	-
Taxable state and municipal	5,631	-	5,631	-
Tax-exempt state and municipal	51,796	-	51,796	-
U.S. government sponsored enterprise mortgage-backed	27,098	-	27,098	-
Corporate	3,877	-	3,877	-

Total Debt Securities Available-for-Sale	$116,053	$2,202	$113,851	$-

Marketable equity	$268	$268	$-	$-

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

Other Real Estate Owned

Other real estate owned (OREO) is measured at fair value less costs to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained, or if declines in value are identified after a recent appraisal is received, appraisal values may be discounted, resulting in a Level 3 estimate. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. Fair value adjustments are recorded in the period incurred and expensed against current earnings. The Bank held no OREO at December 31, 2025 or 2024.

The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of  December 31, 2025 (dollars in thousands).

December 31, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Collateral Dependent, net	$2,676	$-	$-	$2,676

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value at December 31, 2025 (in thousands):

December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Collateral Dependent, net	$2,676	Appraisal of collateral	Appraisal adjustments	20 - 50%	(31)%
			Liquidation expenses	0 - 10%	(9)%

The Company had no financial liabilities measured at fair value on a nonrecurring basis as of  December 31, 2025 or 2024.

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

The estimated fair values (in thousands) of the Company's financial instruments were as follows at December 31, 2025 and 2024.

	Carrying	Fair
December 31, 2025	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$49,010	$49,010	$49,010	$-	$-
Interest-bearing time deposits	5,923	5,938	-	5,938	-
Debt securities available-for-sale	220,807	220,807	6,502	214,305	-
Marketable equity securities	613	613	613	-	-
Restricted investments in bank stock	2,717	2,717	-	2,717	-
Net loans	908,267	893,392	-	-	893,392
Accrued interest receivable	4,039	4,039	-	4,039	-
Bank owned life insurance	28,233	28,233	-	28,233	-

Financial liabilities:
Deposits	1,110,774	1,109,528	-	1,109,528	-
Repurchase agreements	1,589	1,589	-	1,589	-
FHLB advances	5,500	5,486	-	5,486	-
Subordinated debt	9,892	9,892	-	9,892	-
Accrued interest payable	1,969	1,969	-	1,969	-

	Carrying	Fair
December 31, 2024	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$9,179	$9,179	$9,179	$-	$-
Interest-bearing time deposits	10,369	10,355	-	10,355	-
Debt securities available-for-sale	116,053	116,053	2,202	113,851	-
Marketable equity securities	268	268	268	-	-
Restricted investments in bank stock	2,300	2,300	-	2,300	-
Net loans	431,960	426,034	-	-	426,034
Accrued interest receivable	1,804	1,804	-	1,804	-
Bank owned life insurance	12,966	12,966	-	12,966	-

Financial liabilities:
Deposits	489,529	489,001	-	489,001	-
Repurchase agreements	1,143	1,143	-	1,143	-
FHLB advances	43,050	42,839	-	42,839	-
Accrued interest payable	1,736	1,736	-	1,736	-

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Steele Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Steele Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Collectively Evaluated Loans

Description of the Matter

As further described in Note 1 (Summary of Significant Accounting Policies) and Note 6 (Allowance for Credit Losses) to the financial statements, the allowance for credit losses on loans (ACL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACL related to collectively evaluated loans represented $9.3 million of the total recorded ACL of $9.9 million as of December 31, 2025. The collectively evaluated ACL consists of quantitative and qualitative components.

Management utilized a discounted cash flow (DCF) model. The quantitative component consists of loss estimates derived from a combination of Loss Rate and Lifetime Probability of Default (PD)/Loss Given Default (LGD) Models. The Loss Rate model uses benchmark data to generate the expected loss rate for the loan pools. The PD/LGD model is a model that uses PD and LGD rates recognized over the life of loans in a pool historically. The PD and LGD benchmark data was used to generate the expected loss rate for certain pools of loans. This method was used when the loss driver method proved to provide insufficient loss rates. Benchmark prepayment and curtailment rates were also utilized in the model. Reasonable and supportable forecast data used in the DCF model is based on various forecast scenarios. This information is evaluated to determine the reasonable and supportable scenario. The model estimates consider large amounts of data in tabulating significant inputs to the calculations and require complex calculations as well as management judgment in the selection of appropriate inputs. In addition to the quantitative component, the collectively evaluated ACL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Management exercised significant judgment when estimating the ACL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACL as a critical audit matter as auditing the collectively evaluated ACL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process for determining its ACL, including the underlying methodology and significant inputs to the calculation.
●	Substantively testing management’s process for measuring the collectively evaluated ACL, including:
●

Evaluating the conceptual soundness, assumptions, and key data inputs of the Company’s discounted cash flow methodology, including the identification of loan pools, loss driver assumptions, the probability of default and loss given default rate inputs, and the prepayment/curtailment rate inputs for each pool.

●	Evaluating the relevance and reliability of the underlying external data utilized to prepare the calculation.
●	Testing the completeness and accuracy of data utilized to prepare the calculation.
●	Evaluating the reasonableness of the significant judgements and assumptions utilized within the calculation, including qualitative allocations.
●	Testing the mathematical accuracy of the ACL for collectively evaluated loans including both the quantitative and qualitative factor components of the calculations.
●	Developing an independent expectation of relevant qualitative factors, which included consideration of certain alternative assumptions as well as metrics for comparison to the Company's qualitative allowance to determine whether this information supported or contradicted the Company's conclusions.
●	Performed an analysis of the overall allowance for credit loss ratio compared to a relevant peer group.

Business Combinations - Fair Value of Acquired Loans

Description of the Matter

As described in Note 1 (Summary of Significant Accounting Policies) and Note 2 (Business Combinations) to the financial statements, the Company completed its acquisition of Northumberland Bancorp on August 1, 2025, for total consideration of $40.4 million. The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at fair value on the acquisition date, including acquired loans with an aggregate fair value of $426.4 million. Determining the acquired fair values, particularly in relation to the loan portfolio, is inherently subjective and involves significant judgment regarding the methods and assumptions used to estimate fair value. In determining the fair value of loans acquired, management must determine whether or not acquired loans have evidence of more-than-insignificant credit deterioration at acquisition, the amount and timing of cash flows expected to be collected, and market discount rates, among other assumptions. Changes in these assumptions could have a significant impact on the fair value of the loans acquired and the amount of bargain purchase gain recorded.

We identified the acquisition date fair value of acquired loans as a critical audit matter as auditing this estimate is especially complex and requires subjective auditor judgment. Auditing this estimate required a high level of judgment in evaluating management’s identification of loans with evidence of credit deterioration, the need for specialized skill in development and application of subjective assumptions in estimated cash flows, and the size of the acquired loan portfolio.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s business combination accounting practices and internal controls, including the process of:
● The appropriateness of the valuation approach and methodology.
● Review of valuation specialist valuation, including financial information, data, assumptions utilized and key inputs specifically as it relates to the valuation for acquired loans.
●	Substantively testing management's process, including the use of our own valuation specialist to assess the Company's methods and significant assumptions utilized in determining the fair value of the acquired loan portfolio and evaluating whether the assumptions used were reasonable with respect to market participant views and other factors.
●	Testing the completeness and accuracy of loans determined to have credit deterioration at acquisition and evaluating the reasonableness of the criteria utilized by management in making the determination.
●	Testing the accuracy of the data utilized in the development of acquisition date fair values by confirming, on a sample basis, select data.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2023.

Winchester, Virginia

March 30, 2026

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Report, were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2025, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Effective on August 1, 2025, the Company completed its merger with NUBC.  During the third and fourth quarter of 2025, management commenced an evaluation of design and operating effectiveness of internal controls over financial reporting related to the NUBC acquired business.  The evaluation of changes to processes, technology systems, and other components of internal control over financial reporting relating to the NUBC acquired business is ongoing.  Except for the changes made in connection with the merger, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Steele Bancorp, Inc. (the “Company”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system inherently has limitations and the benefits of controls must be weighed against their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Therefore, no assessment of a cost-effective system of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

As of December 31, 2025, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in the Framework, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2025. The Company's annual report does not include an attestation report of the Company's registered public accounting firm, regarding internal control over financial reporting.  Management's report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report on its annual report.

As permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded the operations of NUBC from its assessment of internal control over financial reporting as of December 31, 2025. NUBC was merged with and into the Company, however, NUBC's legacy operations utilized separate accounting systems from August 1, 2025 (the date of acquisition) through December 31, 2025. NUBC's accounting systems will be converted during the third quarter of 2026. Assets acquired from NUBC represented approximately 52.60% of the Company’s consolidated assets as of the date of acquisition.

/s/ Jeffrey J. Kapsar	/s/ Thomas C. Graver, Jr.
Jeffrey J. Kapsar	Thomas C. Graver, Jr.
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)

Item 9B. Other Information

None of the Company's directors or officers (as defines in Rule 16a-1(f) (17 C.F.R. §240.16a-1(f)) adopted or terminated a "Rule 1065-1 trading arrangement" or a "Non-Rule 1065-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. §229.408) during the fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors, Executive Officers and Corporate Governance is incorporated herein by reference to disclosure under the heading “Information as to Nominees, Directors and Executive Officers;” the heading “Governance of the Corporation” and the captions “Code of Ethics,” “Insider Trading Policy,” and “Restrictions on Hedging and Pledging Steele Securities;” the heading “Meetings and Committees of the Board of Directors of Steele and the Bank” and the caption “Audit Committee;” and under the heading “Nominations and Shareholder Proposals,” of the Company’s proxy statement dated March 30, 2026 for the annual meeting of shareholders to be held May 12, 2026.

The Code of Ethics is available through the Company’s website at https://www.centralpennbank.com/Resources/Investor-Relations.

Item 11. Executive Compensation

Information concerning director and executive officer compensation is incorporated by reference to disclosure under the heading “Information as to Nominees, Directors and Executive Officers” and the captions “Compensation of Directors” and “Executive Compensation” of the Company’s proxy statement dated March 30, 2026 for the annual meeting of shareholders to be held May 12, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference to disclosure under the heading “Principal Beneficial Owners of Stock” of the Company’s proxy statement dated March 30, 2026 for the annual meeting of shareholders to be held May 12, 2026.

Item 13. Certain Relationships and Related Transactions, Director Independence

Information concerning loans and deposit balances with Directors and Executive Officers and information concerning Director independence is incorporated by reference to disclosure under the heading “Information as to Nominees, Directors and Executive Officers” and the captions “Certain Relationships and Related Transactions” and “Director Independence” of the Company’s proxy statement dated March 30, 2026 for the annual meeting of shareholders to be held May 12, 2026.

Item 14. Principal Accounting Fees and Services

Information concerning services provided by the Company’s independent registered public accounting firm, the Audit Committee’s pre-approval policies and procedures for such services, and fees paid by the Company to that firm is incorporated by reference to disclosure under the heading “Audit Committee Report” and the captions “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” and “Audit Fees, Audit Related Fees, Tax Fees and All Other Fees” of the Company’s proxy statement dated March 30, 2026 for the annual meeting of shareholders to be held May 12, 2026.

PART III

Item 15. Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of this report:

1.	The following financial statements are filed herewith in Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID 613)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Income for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements

2.

All financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection (a) (1) of this item.

3.	Refer to the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

(b)    See item 15(a) (3)

(c)    None.

INDEX TO EXHIBITS

The following exhibits are filed herewith, or, as indicated, incorporated by reference as a part of this report.

3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 1, 2025)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on July 17, 2025)

4.1	Instruments Defining Rights of Securities Holders (filed herewith)

4.2	Description of Registrant’s Common Stock (incorporated by reference to the discussion under the heading “Description of Mifflinburg Capital Stock” in Registrant’s Registration Statement on Form S-4 (File No. 333-28419) filed on January 10, 2025)

10.1	Professional Employment Contract dated as of October 20, 2022 by and among Mifflinburg Bancorp, Inc., Mifflinburg Bank and Trust Company and Jeffrey J. Kapsar (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-4 (File No. 333-28419) filed on January 10, 2025)*

10.2	Professional Employment Contract dated as of October 20, 2022 by and among Mifflinburg Bancorp, Inc., Mifflinburg Bank and Trust Company and Thomas C. Graver, Jr. (incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-4 (File No. 333-28419) filed on January 10, 2025)*

10.3	Professional Employment Contract dated as of October 25, 2023 by and among Mifflinburg Bancorp, Inc., Mifflinburg Bank and Trust Company and Thomas L. Eberhart (incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-28419) filed on January 10, 2025)*

10.4

Professional Employment Contract dated as of September 24, 2024, as amended January 3, 2025, by and among Mifflinburg Bancorp, Inc., Mifflinburg Bank and Trust Company and James Todd Troxell (incorporated by reference to Exhibit 10.8 to Registrant’s Registration Statement on Form S-4 (File No. 333-28419) filed on January 10, 2025)*

10.5

Supplemental Executive Retirement Agreement dated as of August 7, 2009 by and between Mifflinburg Bank and Trust Company and Jeffrey J. Kapsar (incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-28419) filed on January 10, 2025)*

10.6	Supplemental Executive Retirement Agreement dated as of August 7, 2009 by and between Mifflinburg Bank and Trust Company and Thomas C. Graver, Jr. (incorporated by reference to Exhibit 10.6 to Registrant’s Registration Statement on Form S-4 (File No. 333-28419) filed on January 10, 2025)*

10.7	Supplemental Executive Retirement Agreement dated as of February 4, 2005, as amended, by and between Mifflinburg Bank and Trust Company and Thomas L. Eberhart (incorporated by reference to Exhibit 10.7 to Registrant’s Registration Statement on Form S-4 (File No. 333-28419) filed on January 10, 2025)*

14.1	Code of Ethics – The Code of Ethics is available through the Registrant’s website at https://www.centralpennbank.com/Resources/Investor-Relations.

19.1	Insider Trading Policies and Procedures (filed herewith)

21.1	Subsidiaries of Steele Bancorp, Inc. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting (Filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (Filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (Filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Filed herewith)

101	Interactive Data File

104	Cover Page Interactive Data File (embedded with the Inline XBRL Document)

*	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steele Bancorp, Inc.

(Registrant)

By:	/s/ Jeffery J. Kapsar	Date: March 30, 2026
Jeffery J. Kapsar
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas C. Graver, Jr.	Date: March 30, 2026
Thomas C. Graver, Jr.
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

By:	/s/ Jeffrey J. Kapsar	Date: March 30, 2026
By:	Jeffrey J. Kapsar /s/ Thomas C. Graver, Jr.	Date: March 30, 2026
By:	Thomas C. Graver, Jr. /s/ J. Donald Steele, Jr.	Date: March 30, 2026
By:	J. Donald Steele, Jr. /s/ Richard J. Drzewiecki	Date: March 30, 2026
By:	Richard J. Drzewiecki /s/ Robert C. Musser	Date: March 30, 2026
By:	Robert C. Musser /s/ Robert S. Pierce	Date: March 30, 2026
By:	Robert S. Pierce /s/ Betsy K. Robertson	Date: March 30, 2026
By:	Betsy K. Robertson /s/ Bradley E. Moyer	Date: March 30, 2026
By:	Bradley E. Moyer /s/ J. Todd Troxell	Date: March 30, 2026
By:	J. Todd Troxell /s/ Timothy J. Apple	Date: March 30, 2026
By:	Timothy J. Apple /s/ Chad M. Geise	Date: March 30, 2026
By:	Chad M. Geise /s/ Amanda G. Kessler	Date: March 30, 2026
By:	Amanda G. Kessler /s/ Adam C. Purdy	Date: March 30, 2026
Adam C. Purdy