Form 10-Q/A
period 2025-06-30
STEELE BANCORP INC
filed 2026-05-06
CIK 779227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_________ to _____________ .

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Steele Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2025 (the “Original Filing”), for the sole purpose of correcting the reference to the Bylaws of the Company incorporated by reference as Exhibit 3.2 to such Original Filing from the incorrect reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 (File No. 333-284191) filed on January 10, 2025, to the correct reference to Exhibit 3(ii) to the Company’s Form 8-K filed on July 17, 2025, as set forth in the Exhibit Index to this Amendment.

No other changes have been made to the Original Filing, whether to update the Original Filing to reflect events occurring subsequent to the filing of the Original Filing or otherwise. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains new certifications by the registrant's principal executive officer and principal financial officer, which are being filed as exhibits to this Form 10-Q/A. Because this Form 10-Q/A includes no financial statements, the registrant is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to Registrant’s Form 8-K, filed on July 17, 2025).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

104	Cover Page for Interactive Data File (embedded with the Inline XBRL document)

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE BANCORP, INC.

Date:	May 6, 2026

		By:	/s/ Thomas C. Graver, Jr.
Thomas C. Graver, Jr., Senior Executive Vice President and Chief Financial Officer