Form 10-Q/A
period 2025-09-30
STEELE BANCORP INC
filed 2026-05-06
CIK 779227

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

EXPLANATORY NOTE

Steele Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2025 (the “Original Filing”), for the sole purpose of correcting the reference to the Bylaws of the Company incorporated by reference as Exhibit 3.2 to such Original Filing from the incorrect reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 (File No. 333-284191) filed on January 10, 2025, to the correct reference to Exhibit 3(ii) to the Company’s Form 8-K filed on July 17, 2025, as set forth in the Exhibit Index to this Amendment.

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