Form 10-K/A
period 2025-12-31
STEELE BANCORP INC
filed 2026-05-11
CIK 779227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Steele Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which the Company filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026 (the “Original Form 10-K”). This Amendment is being filed solely to remove the reference to “(Unaudited)” from the headings to the Company’s consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows included in the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, which are being filed as exhibits hereto.

Except as described above, this Amendment does not amend or update any other information contained in the Original Form 10-K, and the Original Form 10-K continues to speak as of the date of the original filing. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the date of the Original Form 10-K.

STEELE BANCORP, INC.
FORM 10-K

		Page No

	PART II
Item 8.	Financial Statements and Supplementary Data	36

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	82
INDEX TO EXHIBITS		83
SIGNATURES		85

i

[This page intentionally left blank.]

PART II

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

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2023	$2,160	$1,899	$62,227	$(3,769)	$(7,731)	$(1,764)	$53,022

Net income	-	-	4,481	-	-	-	4,481
Other comprehensive loss	-	-	-	(655)	-	-	(655)
Change related to ESOP shares	-	-	-	-	-	(113)	(113)
Cash dividends declared ($1.45 per share)	-	-	(2,695)	-	-	-	(2,695)
Balance, December 31, 2024	$2,160	$1,899	$64,013	$(4,424)	$(7,731)	$(1,877)	$54,040

Net income	-	-	22,888	-	-	-	22,888
Other comprehensive income	-	-	-	3,280	-	-	3,280
NUBC Acquisition	1,547	38,696	-	-	-	-	40,243
Change related to ESOP shares	-	-	-	-	-	(2,723)	(2,723)
Cash dividends declared ($1.49 per share)	-	-	(3,929)	-	-	-	(3,929)
Balance, December 31, 2025	$3,707	$40,595	$82,972	$(1,144)	$(7,731)	$(4,600)	$113,799

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

Unrealized Gain (Loss) on Available-For- Sale Debt Securities (a)
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

PART IV

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

Steele Bancorp, Inc.

(Registrant)

By:	/s/ Jeffery J. Kapsar	Date: May 11, 2026
Jeffery J. Kapsar
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas C. Graver, Jr.	Date: May 11, 2026
Thomas C. Graver, Jr.
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

By:	/s/ Jeffrey J. Kapsar	Date: May 11, 2026
By:	Jeffrey J. Kapsar /s/ Thomas C. Graver, Jr.	Date: May 11, 2026
By:	Thomas C. Graver, Jr. /s/ J. Donald Steele, Jr.	Date: May 11, 2026
By:	J. Donald Steele, Jr. /s/ Richard J. Drzewiecki	Date: May 11, 2026
By:	Richard J. Drzewiecki /s/ Robert C. Musser	Date: May 11, 2026
By:	Robert C. Musser /s/ Robert S. Pierce	Date: May 11, 2026
By:	Robert S. Pierce /s/ Betsy K. Robertson	Date: May 11, 2026
By:	Betsy K. Robertson /s/ Bradley E. Moyer	Date: May 11, 2026
By:	Bradley E. Moyer /s/ J. Todd Troxell	Date: May 11, 2026
By:	J. Todd Troxell /s/ Timothy J. Apple	Date: May 11, 2026
By:	Timothy J. Apple /s/ Chad M. Geise	Date: May 11, 2026
By:	Chad M. Geise /s/ Amanda G. Kessler	Date: May 11, 2026
By:	Amanda G. Kessler /s/ Adam C. Purdy	Date: May 11, 2026
Adam C. Purdy