Form 10-Q
period 2026-03-31
STEELE BANCORP INC
filed 2026-05-14
CIK 779227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026.

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

As of  May 14, 2026, the registrant had 3,405,061 shares of voting common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Steele Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2026	2025 *
Assets
Cash and due from banks	$7,260	$7,633
Interest-bearing demand deposits	49,840	35,204
Federal funds sold	272	6,173

Total cash and cash equivalents	57,372	49,010

Interest-bearing time deposits	5,185	5,923
Debt securities available-for-sale, at fair value	220,686	220,807
Marketable equity securities, at fair value	607	613
Restricted investments in bank stock, at cost	2,646	2,717

Loans held for sale	692	-

Loans	916,899	918,171
Allowance for credit losses	(9,755)	(9,904)

Loans, net	907,144	908,267

Premises and equipment, net	17,943	17,928
Accrued interest receivable	4,156	4,039
Other real estate owned	147	-
Core deposit intangible, net	12,885	13,551
Bank owned life insurance	28,389	28,233
Net deferred tax asset	4,358	4,136
Other assets	6,555	6,233

Total Assets	$1,268,765	$1,261,457

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing deposits	$224,642	$221,306
Interest-bearing deposits	890,559	889,468

Total deposits	1,115,201	1,110,774

Repurchase agreements	1,966	1,589
Federal Home Loan Bank advances	4,500	5,500
Subordinated debt, net	9,978	9,892
Accrued interest payable	1,707	1,969
Other liabilities	13,267	13,334

Total Liabilities	1,146,619	1,143,058
Commitments and Contingencies

Redeemable Common Stock Held By Employee Stock Ownership Plan	5,639	4,600

Stockholders' Equity
Common stock, par value $1.00 per share; authorized 5,000,000 shares; issued 3,706,725 shares; outstanding 3,405,061 shares as of March 31, 2026 and December 31, 2025, respectively.	3,707	3,707
Capital surplus	40,595	40,595
Retained earnings	87,850	82,972
Accumulated other comprehensive loss	(2,275)	(1,144)
Treasury stock, at cost: 2026: 301,664 shares; 2025: 301,664 shares	(7,731)	(7,731)

Total Stockholders' Equity	122,146	118,399

Less maximum cash obligation to ESOP shares	5,639	4,600
Total Stockholders’ Equity Less Maximum Cash Obligations Related to ESOP Shares	116,507	113,799

Total Liabilities and Stockholders' Equity	$1,268,765	$1,261,457

See accompanying notes to consolidated financial statements

* Derived from consolidated audited financial statements

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Interest and Dividend Income
Interest and fees on loans	$14,704	$6,407
Interest-bearing deposits in banks and time deposits	332	116
Federal funds sold	64	6
Securities:
Taxable	1,357	531
Tax-exempt	594	295
Dividends	124	48

Total Interest and Dividend Income	17,175	7,403

Interest Expense
Deposits	4,805	2,218
Federal Home Loan Bank advances	48	442
Subordinated debt	112	-
Federal Discount Window borrowings	-	1

Total Interest Expense	4,965	2,661

Net Interest Income	12,210	4,742

(Recovery of) provision for credit losses - loans	(134)	70
(Recovery of) credit losses - off balance sheet credit exposures	-	(63)
(Recovery of) provision for credit losses	(134)	7

Net Interest Income after (recovery of) provision for credit losses	12,344	4,735

Noninterest Income
Service charges on deposit accounts	274	131
ATM fees and debit card income	443	183
Mortgage banking revenue	172	42
Trust income	351	-
Investment fee income	83	48
Gain on sale of premises	-	52
Net marketable equity security (losses) gains	(5)	7
Earnings on bank owned life insurance	156	63
Other	93	59

Total Noninterest Income	1,567	585

Noninterest Expense
Salaries and employee benefits	4,425	1,795
Net occupancy and equipment expense	620	302
Amortization of core deposit intangible	666	-
Data processing fees	442	177
Pennsylvania shares tax	231	114
Professional fees	158	46
Advertising expense	57	31
FDIC deposit insurance	180	67
Merger-related expenses	-	163
Other	1,213	400

Total Noninterest Expense	7,992	3,095

Income Before Income Taxes	5,919	2,225

Income Taxes	1,041	419

Net Income	$4,878	$1,806

Earnings Per Share - Basic and Diluted	$1.43	$0.97

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Net Income	$4,878	$1,806

Other Comprehensive (Loss) Income

Unrealized holding (loss) gain on debt securities available-for-sale, net of income taxes of ($301) and $170, respectively	(1,131)	642

Other comprehensive (loss) income	(1,131)	642

Total Comprehensive Income	$3,747	$2,448

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

				Accumulated Other		Maximum Cash Obligation
	Common Stock	Capital Surplus	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Related to ESOP Shares	Total
Balance, December 31, 2024	$2,160	$1,899	$64,013	$(4,424)	$(7,731)	$(1,877)	$54,040

Net income	-	-	1,806	-	-	-	1,806
Other comprehensive income	-	-	-	642	-	-	642
Change related to ESOP shares	-	-	-	-	-	75	75
Balance, March 31, 2025	$2,160	$1,899	$65,819	$(3,782)	$(7,731)	$(1,802)	$56,563

				Accumulated Other		Maximum Cash Obligation
	Common Stock	Capital Surplus	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Related to ESOP Shares	Total
Balance, December 31, 2025	$3,707	$40,595	$82,972	$(1,144)	$(7,731)	$(4,600)	$113,799

Net income	-	-	4,878	-	-	-	4,878
Other comprehensive loss	-	-	-	(1,131)	-	-	(1,131)
Change related to ESOP shares	-	-	-	-	-	(1,039)	(1,039)
Balance, March 31, 2026	$3,707	$40,595	$87,850	$(2,275)	$(7,731)	$(5,639)	$116,507

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
Cash Flows from Operating Activities	2026	2025
Net income	$4,878	$1,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225	120
Net accretion of acquisition accounting adjustments	(307)	-
Net accretion of discounts and premiums on securities	(353)	(110)
Deferred income tax expense (benefit)	80	(23)
(Recovery of) provision for credit losses	(134)	7
Increase in accrued interest receivable	(117)	(228)
(Decrease) increase in accrued interest payable	(262)	168
Increase in cash surrender value of bank owned life insurance	(156)	(63)
Net marketable equity security losses (gains)	5	(7)
Origination of loans held for sale	(1,402)	(708)
Proceeds from loans sold	734	483
Gain on sale of loans	(24)	(9)
(Gain) on disposition of premises and equipment	-	(52)
Change in other assets and liabilities, net	(500)	(460)

Net Cash Provided by Operating Activities	2,667	924

Cash Flows from Investing Activities
Debt securities available-for-sale:
Purchases	(10,672)	-
Proceeds from paydowns, maturities and calls	9,714	6,105
Net decrease (increase) in loans	2,434	(13,184)
Decrease of interest-bearing time deposits	738	980
Increase in restricted investments in bank stock	71	274
Proceeds from sale of premises and equipment	-	122
Purchases of premises and equipment	(260)	-

Net Cash Provided By (Used in) Investing Activities	2,025	(5,703)

Cash Flows from Financing Activities
Increase in deposits	4,293	16,911
Repayment of Federal Home Loan Bank advances	(1,000)	(9,049)
Increase in repurchase agreements	377	737

Net Cash Provided by Financing Activities	3,670	8,599

Net increase in cash and cash equivalents	8,362	3,820

Cash and Cash Equivalents, Beginning of Year	49,010	9,179

Cash and Cash Equivalents, End of Year	$57,372	$12,999

Supplementary Cash Flows Information
Interest paid	$5,007	$2,492
Supplementary Disclosure of Noncash Transactions
Other real estate acquired in settlement of loans	$147	$77
Change in maximum cash obligation related to ESOP shares	$(1,039)	$75

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

1.         Description of Business and Summary of Significant Accounting Policies

Steele Bancorp, Inc. (the "Bancorp") is a Pennsylvania Corporation organized as the holding company of Central Penn Bank & Trust (the "Bank") (collectively, the "Company"). The Bank is a state chartered commercial bank located in Mifflinburg, Pennsylvania, whose principal sources of revenues are derived from its commercial, mortgage, residential real estate, and consumer loan financing as well as a variety of deposit services provided to customers serviced by its thirteen offices. Milestone Insurance Services, LLC (Milestone) was formed in 2003 and is a wholly owned subsidiary of the Bank. Milestone is licensed to sell title insurance. The Bancorp is supervised by the Board of Governors of the Federal Reserve System while the Bank is subject to regulation and supervision by the Federal Deposit Insurance Company and the Pennsylvania Department of Banking and Securities.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim reporting and with applicable quarterly reporting regulations for the U.S. Securities and Exchange Commission ("SEC").  They do not include all of the information and notes required by GAAP for complete financial statements.  As such, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, included in the Company's Form 10-K for the year ended  December 31, 2025 ("2025 Form 10-K").

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

The results of operations for the three months ended March 31, 2026, are not necessarily indicative of results of operations for the full year or any other interim period.  The results of operations for the three months ended March 31, 2026, include results as a merged institution, which impact the comparison to the prior year first quarter.  The Company's significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the 2025 Form 10-K.  There have been no significant changes to the application of significant accounting policies since December 31, 2025.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Certain items in the prior period financial statements have been reclassified to conform to the current presentation.  These reclassifications had no effect on prior year net income or stockholder's equity.

The accounting policies followed by the Company and the methods of applying these policies conform with GAAP and with general practices within the banking industry. All significant intercompany accounts and transactions between the Company and its subsidiary have been eliminated.  The accompanying interim period financial statements are unaudited; however, in the opinion of the Company's management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements have been included.

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

2.         Business Combinations

On August 1, 2025 (the “Acquisition Date”), the Company completed the acquisition of Northumberland Bancorp ("NUBC"), in accordance with the definitive agreement that was entered into on September 24, 2024, as amended on December 4, 2024, by and among the Company and NUBC. The primary reasons for the merger included: expansion of the branch network and increased market share positions in central Pennsylvania; attractive low-cost funding base; strong cultural alignment and a deep commitment to shareholders, customers, employees, and communities served by the Company and NUBC, meaningful value creation to shareholders; and increased trading liquidity for both companies and increased dividends for NUBC shareholders. In connection with the completion of the merger, former NUBC shareholders received 1.185 shares of the Company’s common stock. The value of the total transaction consideration was approximately $40.45 million. The consideration included the issuance of 1,546,725 shares of the Company’s common stock, which had a value of $26.00 per share, which was the closing price of the Company’s common stock on July 31, 2025, the last trading day prior to the consummation of the acquisition. Also included in the total consideration were cash in lieu of any fractional shares and the cash paid for dissenter's rights effectively settled upon closing.

The acquisition of NUBC was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The provisional amount of bargain purchase gain as of the Acquisition Date was approximately $17.83 million. The exchange ratio was determined at the time of announcement with mergers of equals as a consideration between the Company and NUBC. The exchange ratio and lower than book value stock price of the Company was the primary driver in recording a bargain purchase gain on this transaction. The Company will continue to keep the measurement of bargain purchase gain open for any additional adjustments to the fair value of certain accounts. If considered necessary, any subsequent adjustments to the fair value of assets acquired and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to bargain purchase gain within the first 12 months following the Acquisition Date.

The following table summarizes the consideration paid for NUBC and the amounts of the assets acquired and liabilities assumed recognized:

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

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

(1) NUBC stockholder with 6,493 shares exercised their Dissenter’s rights. The Company made a settlement with the stockholder and paid a cash settlement of $28.80 per share for a total payment of $187 thousand as of the Acquisition date. An additional payment was allocated to the stockholder in the measurement period of $6.47 per share for an additional payment of $42 thousand.

During the Measurement Period, the Company recorded adjustments to the fair value of dissenter's shares, estimated fair value of loans, reserve for unfunded commitments, and to adjust other assets and other liabilities.  The Company also recognized a net change in the deferred tax asset due to the measurement period adjustments.

The Company recorded all loans acquired at the estimated fair value on the acquisition date with no carryover of the related allowance for loan losses. The Company determined the net discounted value of cash flows on gross loans totaling $427.17 million, including 4,101 of Non-Purchase Credit Deteriorated ("PCD") loans and 379 PCD loans. The valuation took into consideration the loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-loan value ratios, loss exposures, and remaining balances. These Non-PCD loans were segregated into pools based on loan and payment type. The effect of the valuation process was a total net discount $19.20 million.

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

Loans

The fair valuation process identified loans with credit risk indicators that qualified for PCD status. PCD and non-PCD loans were then evaluated for credit risk and other fair value indicators. Consistent with GAAP, NUBC’s related allowance for credit losses on loans and deferred fees and costs were not recorded.

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Subordinated Debt

The estimated fair value of subordinated debt was determined by the present value of the expected contractual payments discounted by market rates for similar subordinated debt market rates estimate.

The net effect of the amortization and accretion of premiums and discounts associated with the Company's acquisition accounting adjustments, had the following impact on the Consolidated Statements of Income during the three months ended March 31, 2026 (dollars in thousands):

Loans (1)	$1,324
Buildings (2)	(20)
Core deposit intangible (3)	(666)
Subordinated debt (4)	(86)
Time Deposits (5)	(134)
Wealth management customer list intangible (6)	(64)
Mortgage servicing rights (7)	(55)
Leased building (8)	8

Net impact to income before taxes	$307

(1)	Loan acquisition-related fair value adjustments accretion is included in "Interest and fees on loans" in the "Interest and Dividend Income" section of the Company's Consolidated Statements of Income.
(2)

Building and lease acquisition-related fair value adjustments amortization is included in "Net occupancy and equipment expense" in the "Noninterest Expense" section of the Company's Consolidated Statements of Income.

(3)	Core deposit intangible amortization is included in "Amortization of core deposit intangible" in the "Noninterest Expense" section of the Company's Consolidated Statements of Income.
(4)	Subordinated debt acquisition-related fair value adjustments amortization is included in "Subordinated debt" in the "Interest Expense" section of the Company's Consolidated Statements of Income.
(5)	Time deposit acquisition-related fair value adjustments amortization is included in "Deposits" in the "Interest Expense" section of the Company's Consolidated Statements of Income.
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

Notes to Consolidated Financial Statements
(Unaudited)

3.         Securities

The amortized cost and fair value of debt securities available-for-sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows (in thousands):

	March 31, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury	$6,490	$14	$(62)	$6,442	$6,487	$30	$(15)	$6,502
U.S. government agencies	43,888	78	(109)	43,857	47,775	144	(81)	47,838
Taxable state and municipal	32,441	125	(338)	32,228	32,336	422	(284)	32,474
Tax exempt state and municipal	86,482	363	(2,687)	84,158	87,467	580	(2,294)	85,753
U.S. government sponsored enterprise mortgage-backed	51,218	113	(343)	50,988	45,137	342	(247)	45,232
Corporate	3,044	-	(31)	3,013	3,050	-	(42)	3,008

Total debt securities available-for-sale	$223,563	$693	$(3,570)	$220,686	$222,252	$1,518	$(2,963)	$220,807

Accrued interest receivable on available-for-sale securities totaled $1.44 million and $1.34 million at  March 31, 2026 and December 31, 2025, respectively and is included in Accrued Interest Receivable on the Consolidated Balance Sheets. These amounts were excluded from the estimate of credit losses.

The deferred tax asset for the net unrealized loss on securities available for sale was $604 thousand as of   March 31, 2026 and $302 thousand as of December 31, 2025.  The deferred tax asset is included in Net Deferred Tax Asset on the Consolidated Balance Sheets.

The amortized cost and estimated fair value of debt securities available-for-sale at March 31, 2026, by expected maturity for mortgage-backed securities and debt securities with call features and by contractual maturity for all other securities, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Fair
	Cost	Value

Due in one year or less	$39,281	$39,168
Due after one year through five years	131,716	130,972
Due after five years through ten years	49,640	47,746
Due after ten years	2,926	2,800

Total	$223,563	$220,686

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following tables show the Company's debt securities available-for-sale gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of  March 31, 2026 and  December 31, 2025 (in thousands):

March 31, 2026	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury	$3,964	$62	$-	$-	$3,964	$62
U.S. government agencies	16,705	64	3,156	45	19,861	109
Taxable state and municipal	6,201	40	4,688	298	10,889	338
Tax-exempt state and municipal	14,997	129	38,815	2,558	53,812	2,687
U.S. government sponsored enterprise mortgage-backed	16,673	120	8,838	223	25,511	343
Corporate	-	-	1,963	31	1,963	31

Total debt securities available-for-sale	$58,540	$415	$57,460	$3,155	$116,000	$3,570

December 31, 2025	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury	$4,012	$15	$-	$-	$4,012	$15
U.S. government agencies	12,254	42	5,183	39	17,437	81
Taxable state and municipal	1,495	6	4,711	278	6,206	284
Tax-exempt state and municipal	7,912	32	41,256	2,262	49,168	2,294
U.S. government sponsored enterprise mortgage-backed	4,958	18	10,604	229	15,562	247
Corporate	1,045	8	1,963	34	3,008	42

Total debt securities available-for-sale	$31,676	$121	$63,717	$2,842	$95,393	$2,963

At March 31, 2026, the $415 thousand unrealized loss (less than 12 months) was attributed to 120 different securities. The $3.16 million unrealized loss (12 months or more) was attributed to 147 securities. At December 31, 2025, the $121 thousand unrealized loss (less than 12 months) was attributed to 87 different securities. The $2.84 million unrealized loss (12 months or more) was attributed to 157 securities. None of the unrealized losses are individually significant. Management believes, based upon an evaluation of the issuers of the debt securities, that the unrealized losses on debt securities were the result of fluctuations in market interest rates subsequent to purchase and not a result of credit risk. Management has the intent and ability to hold investments and does not believe it will have to sell the securities until the earlier of maturity or market price recovery.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no Allowance for Credit Loss on securities available for sale was recorded as of  March 31, 2026 and December 31, 2025. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions.

The Company did not sell or recognize any gain or loss for any securities for the three months ended March 31, 2026 and March 31, 2025.

Securities with a carrying value of $138.02 million and $132.90 million at  March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and for other purposes as required by law.

As of  March 31, 2026 and December 31, 2025, the Company had $607 thousand and $613 thousand, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net change in the unrealized (loss) gain recognized during the period on marketable equity securities	$(5)	$7

Net (loss) gain recognized in net income during the period on marketable equity securities still held at the reporting date	$(5)	$7

Restricted Investments in Bank and Other Stock

Restricted investments in bank stock represent required investments in the common stock of correspondent banks and consist of common stock of the Federal Home Loan Bank of Pittsburgh (FHLB) of $2.37 million and $2.44 million at  March 31, 2026 and December 31, 2025, respectively, and other correspondent banks of $45 thousand at  March 31, 2026 and December 31, 2025. Also included as of March 31, 2026 and December 31, 2025 is other restricted stock of $227 thousand.  As a member of the FHLB, the Bank is required to maintain an investment in FHLB stock based on mortgage loans, advances and other criteria. As no active market exists for this stock, it is carried at cost. All FHLB stock is pledged as collateral for FHLB advances. The Company evaluated its holding of FHLB stock for impairment and deemed the stock to not be impaired at  March 31, 2026 and  December 31, 2025. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based upon review of financial information the FHLB has made publicly available.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

4.         Loans and Other Real Estate Owned ("OREO")

Major categories of loans are summarized as follows as of  March 31, 2026 and  December 31, 2025 (in thousands):

	2026	2025

Commercial	$148,733	$162,775
Commercial real estate	364,311	354,744
Residential mortgage	360,757	356,458
Home equity	32,655	32,745
Consumer, other	4,171	4,360
Consumer, automobile	7,351	8,155

	917,978	919,237
Less: net deferred loan fees	(1,079)	(1,066)

Total loans net of deferred loan fees	916,899	918,171

Less: allowance for credit losses	(9,755)	(9,904)

Net Loans	$907,144	$908,267

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for loans, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $2.67 million and $2.69 million at  March 31, 2026 and December 31, 2025, respectively, and is included in Accrued Interest Receivable on the Company’s Consolidated Balance Sheets.

An initial allowance for credit losses on non-PCD loans of $4.01 million was recorded through the provision for credit losses within the Consolidated Statements of Income. At the date of acquisition, of the $446.42 million of loans acquired from NUBC, $53.68 million, or 12.0%, of NUBC’s loan portfolio, was accounted for as PCD loans.

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

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans at March 31, 2026 was $15.43 million.  The outstanding principal balance and the carrying amount at March 31, 2026 and December 31, 2025 of loans acquired in the business combination were as follows:

	March 31, 2026
(Dollars in Thousands)	Acquired Loans - PCD	Acquired Loans - Non-PCD	Acquired Loans - Total

Outstanding Principal Balance	$51,673	$352,818	$404,491

Carrying amount:
Commercial	16,123	54,631	70,754
Commercial Real Estate	16,521	71,760	88,281
Residential Mortgage	18,053	183,037	201,090
Home Equity	35	25,222	25,257
Consumer - Other	-	3,678	3,678

Total Acquired Loans	$50,732	$338,328	$389,060

	December 31, 2025
(Dollars in Thousands)	Acquired Loans - PCD	Acquired Loans - Non-PCD	Acquired Loans - Total

Outstanding Principal Balance	$53,158	$365,113	$418,271

Carrying amount:
Commercial	17,159	56,156	73,315
Commercial Real Estate	16,741	72,823	89,564
Residential Mortgage	18,105	189,920	208,025
Home Equity	36	26,261	26,297
Consumer - Other	-	4,291	4,291

Total Acquired Loans	$52,041	$349,451	$401,492

Other Real Estate Owned

Foreclosed assets held for sale consist of real estate acquired in settlement of foreclosed loans and is initially recorded at fair value less estimated costs to sell at the time of transfer from loans to foreclosed, establishing a new cost basis. Subsequent to the transfer, foreclosed assets are carried at the lower of the adjusted cost or fair value less costs to sell. Additional write-downs are charged against operating expenses. Costs related to the acquisition and holding of foreclosed assets are charged to operations when incurred. The fair value of real estate acquired through foreclosure is generally determined by reference to an outside appraisal. The Company held one residential mortgage loan totaling $147 thousand as a foreclosed asset as of  March 31, 2026. The Company did not hold any foreclosed assets as of  December 31, 2025.  At  March 31, 2026 there were two commercial loans, two commercial real estate loans, twelve residential loans and one home equity loan totaling $5.92 million in the process of foreclosure.  There were two commercial loans, three commercial real estate loans, and fourteen residential loans totaling $5.50 million in the process of foreclosure as of December 31, 2025.

Mortgage Servicing

The Company retains the servicing rights on certain mortgage loans sold to the FHLB and Fannie Mae and receives mortgage banking fee income based upon the principal balance outstanding. The mortgage servicing rights recorded as an asset are not material. Total loans serviced for the FHLB and Fannie Mae amounted to $156.73 million and $159.31 million at  March 31, 2026 and December 31, 2025, respectively. These mortgage loans sold and serviced by the Company are not reflected in the Company’s Consolidated Balance Sheets.

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of  March 31, 2026 and  December 31, 2025 and gross year-to-date charge-offs for the respective periods (in thousands):

	Term Loans by Year of Origination
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total

Commercial
Pass	$2,305	$4,777	$13,993	$6,699	$9,761	$49,783	$57,277	$144,595
Special Mention	-	-	47	371	9	400	298	1,125
Substandard	-	-	-	50	1,089	800	1,074	3,013
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial – Total	2,305	4,777	14,040	7,120	10,859	50,983	58,649	148,733

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Commercial Real Estate
Pass	4,468	70,259	51,524	37,748	50,944	120,731	21,216	356,890
Special Mention	-	-	-	290	558	-	10	858
Substandard	100	-	-	-	130	4,376	1,957	6,563
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial Real Estate – Total	4,568	70,259	51,524	38,038	51,632	125,107	23,183	364,311

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Residential Mortgage
Pass	11,562	57,650	40,232	32,044	51,710	158,855	3,727	355,780
Special Mention	-	-	485	86	-	1,200	-	1,771
Substandard	-	-	190	441	112	2,271	192	3,206
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Residential Mortgage – Total	11,562	57,650	40,907	32,571	51,822	162,326	3,919	360,757

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Home Equity
Pass	1,019	4,660	4,042	2,488	2,458	9,526	8,357	32,550
Special Mention	-	-	25	-	-	31	-	56
Substandard	-	-	49	-	-	-	-	49
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Home Equity – Total	1,019	4,660	4,116	2,488	2,458	9,557	8,357	32,655

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Consumer - Other
Pass	279	1,259	880	678	238	235	565	4,134
Special Mention	-	-	-	-	8	-	1	9
Substandard	-	-	2	3	2	-	-	7
Doubtful	-	-	-	21	-	-	-	21
Loss	-	-	-	-	-	-	-	-

Consumer - Other – Total	279	1,259	882	702	248	235	566	4,171

Current Year Gross Charge-Offs	-	-	3	-	-	-	-	3

Consumer – Auto
Pass	451	2,422	1,989	1,403	842	135	-	7,242
Special Mention	-	-	32	31	-	6	-	69
Substandard	-	-	20	-	16	4	-	40
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Consumer - Auto – Total	451	2,422	2,041	1,434	858	145	-	7,351

Current Year Gross Charge-Offs	-	-	-	-	16	-	-	16

Overall – Total	$20,184	$141,027	$113,510	$82,353	$117,877	$348,353	$94,674	$917,978

Current Year Gross Charge-Offs - Total	$-	$-	$3	$-	$16	$-	$-	$19

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

There were no revolving to term loans as of  March 31, 2026 and December 31, 2025.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by past due and nonaccrual status as of  March 31, 2026 and  December 31, 2025 (in thousands):

		Greater		Total Past
		than 90		Due and		Total
	30-89 Days	Days and	Non-	Non-		Loans
March 31, 2026	Past Due (1)	Accruing	accrual	accrual	Current	Receivable

Commercial	$207	$-	$2,003	$2,210	$146,523	$148,733
Commercial real estate	1,078	-	2,267	3,345	360,966	364,311
Residential mortgage	2,512	-	2,918	5,430	355,327	360,757
Home equity	205	-	49	254	32,401	32,655
Consumer, other	73	-	11	84	4,087	4,171
Consumer, automobile	144	-	59	203	7,148	7,351

Total	$4,219	$-	$7,307	$11,526	$906,452	$917,978

(1) Excludes any non-accrual loans 30-89 days past due.

		Greater		Total Past
		than 90		Due and		Total
	30-89 Days	Days and	Non-	Non-		Loans
December 31, 2025	Past Due (1)	Accruing	accrual	accrual	Current	Receivable

Commercial	$597	$-	$1,646	$2,243	$160,532	$162,775
Commercial real estate	-	-	2,274	2,274	352,470	354,744
Residential mortgage	3,572	-	2,321	5,893	350,565	356,458
Home equity	180	-	15	195	32,550	32,745
Consumer, other	46	-	6	52	4,308	4,360
Consumer, automobile	202	-	42	244	7,911	8,155

Total	$4,597	$-	$6,304	$10,901	$908,336	$919,237

(1) Excludes any non-accrual loans 30-89 days past due.

The following tables present nonaccrual loans, by loan class, as of  March 31, 2026 and  December 31, 2025 (in thousands):

	Nonaccruals	Nonaccruals
	with No	with an
	Allowance	Allowance
	for Credit	for Credit
March 31, 2026	Losses	Losses

Commercial	$1,229	$774
Commercial real estate	67	2,200
Residential mortgage	2,124	794
Home equity	49	-
Consumer, other	11	-
Consumer, automobile	59	-

Total	$3,539	$3,768

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Nonaccruals	Nonaccruals
	with No	with an
	Allowance	Allowance
	for Credit	for Credit
December 31, 2025	Losses	Losses

Commercial	$1,148	$498
Commercial real estate	74	2,200
Residential mortgage	1,727	594
Home equity	15	-
Consumer, other	6	-
Consumer, automobile	42	-

Total	$3,012	$3,292

The following tables summarize the activity in the allowance for credit losses by loan class for the three months ended March 31, 2026 and 2025, and the year ended  December 31, 2025 and information in regard to the allowance for credit losses and the recorded investment in loans receivable by loan class as of  March 31, 2026 and  December 31, 2025 (in thousands):

	Beginning			Provisions	Ending
March 31, 2026	Balance	Charge-offs	Recoveries	(Credits)	Balance

Commercial	$3,320	$-	$1	$(210)	$3,111
Commercial real estate	4,013	-	-	(22)	3,991
Residential mortgage	2,246	-	-	67	2,313
Home equity	180	-	-	1	181
Consumer, other	60	(3)	3	19	79
Consumer, automobile	85	(16)	-	11	80

Total	$9,904	$(19)	$4	$(134)	$9,755

	Beginning			Provisions	Ending
March 31, 2025	Balance	Charge-offs	Recoveries	(Credits)	Balance

Commercial	$1,007	$-	$1	$125	$1,133
Commercial real estate	2,366	-	-	(71)	2,295
Residential mortgage	823	-	-	(7)	816
Home equity	83	-	-	(4)	79
Consumer, other	18	-	-	(4)	14
Consumer, automobile	82	-	1	2	85
Unallocated	-	-	-	29	29

Total	$4,379	$-	$2	$70	$4,451

		Initial			Initial
	Beginning	Provision for			Provision for	Provision	Ending
December 31, 2025	Balance	PCD Loans	Charge-Offs	Recoveries	Non-PCD Loans	(Credits)	Balance

Commercial	$1,007	$423	$-	$5	$1,311	$574	$3,320
Commercial real estate	2,366	114	-	-	975	558	4,013
Residential mortgage	823	178	-	-	1,466	(221)	2,246
Home equity	83	7	-	-	184	(94)	180
Consumer, other	18	3	(23)	4	73	(15)	60
Consumer, automobile	82	-	(49)	11	-	41	85

Total	$4,379	$725	$(72)	$20	$4,009	$843	$9,904

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Allowance for Credit Losses			Loans Receivable
	Ending Balance March 31, 2026			Ending Balance March 31, 2026
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total

Commercial	$506	$2,605	$3,111	$2,003	$146,730	$148,733
Commercial real estate	98	3,893	3,991	2,267	362,044	364,311
Residential mortgage	35	2,278	2,313	2,918	357,839	360,757
Home equity	-	181	181	49	32,606	32,655
Consumer, other	21	58	79	22	4,149	4,171
Consumer, automobile	-	80	80	-	7,351	7,351

Total	$660	$9,095	$9,755	$7,259	$910,719	$917,978

	Allowance for Credit Losses			Loans Receivable
	Ending Balance December 31, 2025			Ending Balance December 31, 2025
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial	$498	$2,822	$3,320	$1,646	$161,129	$162,775
Commercial real estate	98	3,915	4,013	2,273	352,471	354,744
Residential mortgage	19	2,227	2,246	2,897	353,561	356,458
Home equity	-	180	180	15	32,730	32,745
Consumer, other	-	60	60	1	4,359	4,360
Consumer, automobile	-	85	85	-	8,155	8,155

Total	$615	$9,289	$9,904	$6,832	$912,405	$919,237

The Company individually evaluates loans for impairment when a loan meets the following criteria: credit risk rated substandard or doubtful and on non-accrual status, or a previously modified loan that is now past due 30 days or more.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral when the borrower is experiencing financial difficulty. Under ASU 326, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of the collateral. The allowance for credit losses is calculated on an individual loan basis on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The following table details the amortized costs of the collateral dependent loans as of  March 31, 2026 and  December 31, 2025 (in thousands):

	Real Estate	Other
March 31, 2026	Collateral	Collateral	Total

Commercial	$1,845	$158	$2,003
Commercial real estate	2,267	-	2,267
Residential mortgage	1,982	-	1,982
Home equity	49	-	49
Consumer, other	-	-	-
Consumer, automobile	-	-	-

Total	$6,143	$158	$6,301

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

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

The following table presents the amortized cost basis of loans at March 31, 2026 that were both experiencing financial difficulty and modified during the three months ended March 31, 2026. The percentage of amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each financing receivable is also presented below.  All loan categories with modifications are included in the table below (in thousands):

					Combination		% of Total
					Term Extension		Class of
	Principal	Payment	Term	Interest Rate	and Payment		Financing
March 31, 2026	Forgiveness	Delay	Extension	Reduction	Delay	Total	Receivable

Commercial real estate	$-	$-	$100	$-	$-	$100	0.0%

Total	$-	$-	$100	$-	$-	$100	0.0%

					Combination		% of Total
					Term Extension		Class of
	Principal	Payment	Term	Interest Rate	and Payment		Financing
December 31, 2025	Forgiveness	Delay	Extension	Reduction	Delay	Total	Receivable

Commercial	$-	$-	$498	$-	$-	$498	0.3%

Total	$-	$-	$498	$-	$-	$498	0.1%

There were no commitments to lend additional funds under these modifications as of March 31, 2026.

There were no loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025.

There were no loans to borrowers experiencing financial difficulty that defaulted during the three months ended March 31, 2026 and 2025 and were modified in the twelve months prior.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses and is included in provision for (recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $717 thousand at  March 31, 2026 and December 31, 2025, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets. The following tables present the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2026 and 2025 (in thousands):

Allowance for
Credit Losses
Unfunded
Commitments
Beginning balance, December 31, 2025	$717
Provision for credit losses	-
Ending balance, March 31, 2026	$717

Allowance for
Credit Losses
Unfunded
Commitments
Beginning balance, December 31, 2024	$377
Provision for credit losses	(63)
Ending balance, March 31, 2025	$314

6.          Intangible Assets – Core Deposit Intangible

The Company recorded a core deposit intangible asset in 2025 related to the deposit premium paid for the acquisition of NUBC’s subsidiary, Northumberland National Bank.  This intangible asset is being amortized on a sum of the years digits method over 10 years and has a net carrying value of $12.89 million as of March 31, 2026.  The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.  Amortization of the core deposit intangible amounted to $666 thousand for the quarter ended March 31, 2026.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

In Thousands
2026	$1,889
2027	2,288
2028	2,022
2029	1,755
2030	1,488
Thereafter	3,443

Total	$12,885

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

7.         Borrowings and Subordinated Debt

The Company maintains a borrowing agreement with the Federal Home Loan Bank ("FHLB") of Pittsburgh with an available funding capacity of approximately $453.89 million as of March 31, 2026. This agreement is subject to annual renewal, incurs no service charges, and is secured by FHLB stock and a blanket security agreement on outstanding residential mortgage loans.

FHLB advances consist of separate loans with the FHLB of Pittsburgh as of   March 31, 2026 and  December 31, 2025 as follows (dollars in thousands):

	2026		2025
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate

FHLB fixed-rate advances maturing:
2026	$3,500	4.31%	$4,500	4.02%
2027	500	1.19	500	1.19
2028	500	1.22	500	1.22

Total	$4,500		$5,500

Subordinated Debt

As part of the acquisition of NUBC, the Company acquired previously issued $10 million of subordinated debt. As of March 31, 2026 the balance was $9.98 million. The subordinated debt has a term of 10 years, maturing in June 2031, and a contractual fixed interest rate of 4.50% through June 30, 2026. The effective rate is 4.70%, which includes the amortization of issuance costs. Subsequent to June 30, 2026, the interest rate will be floating, based on the 90-day average Secured Overnight Financing Rate (“SOFR”) plus 382 basis points. Interest is paid semi-annually in June and December.

The Company may redeem or prepay any or all of the subordinated debt, in whole or in part, without premium or penalty, at any time on or after June 30, 2026, and prior to the maturity date at a price of 100% of the principal amount, plus interest accrued and unpaid to the date of redemption or prepayment.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

8.         Benefits Plans

Section 401(k) Plan

The Company sponsors a contributory defined contribution Section 401(k) plan covering substantially all employees who have completed one year of service, have worked 1,000 hours and have attained age twenty-one. The plan permits employees to make pretax contributions which are matched by the Company up to four percent of the employee's compensation. The Company's contributions were $128 thousand and $46 thousand for the three months ended March 31, 2026 and 2025, respectively. Contributions made by the Company vest immediately.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP) covering substantially all employees who have completed one year of service, have worked 1,000 hours and have attained age twenty-one. Contributions to the plan are permitted based upon management’s discretion. The Company did not make any contributions to the plan during the three months ended March 31, 2026 and 2025. Contributions made by the Company vest ratably beginning after the second year of service and are fully vested after an employee completes six years of service. The number of shares held by the plan were 161,126 at  March 31, 2026 and  December 31, 2025. All shares are allocated to participants.

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

Common stock held by ESOP

The Company classifies equity securities as temporary equity if those securities are redeemable at the option of the holder or upon the occurrence of an event not solely within the issuer's control. Thus, shares of common stock held by an ESOP, whether non-leveraged or leveraged, that are redeemable at the option of the participant must be classified within temporary equity and classified as Redeemable Common Stock Held By Employee Stock Ownership Plan. Changes in the value of the redeemable ESOP shares are recognized in the Maximum Cash Obligation Related to ESOP shares as a component of stockholders’ equity.

The Company’s maximum cash obligations related to these shares is classified outside stockholders’ equity because the shares are not readily traded and could be put to the Company for cash.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

As of  March 31, 2026 and December 31, 2025, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

As of	March 31, 2026	December 31, 2025

Shares held by the ESOP	161,126	161,126
Fair value per share	$35.00	$28.55
Maximum cash obligation	$5,639,410	$4,600,147

Deferred Directors' Compensation

The Company maintains deferred compensation plans with directors through which the payments of the directors' fees are deferred. The future liability of these agreements, which is payable in ten annual installments, was financed through the purchase of life insurance contracts.

The present value of the future liability of the plans at  March 31, 2026 and  December 31, 2025 was $932 thousand and $912 thousand, respectively, and is included in Other Liabilities in the Consolidated Balance Sheets. The related expenses amounted to $18 thousand and $20 thousand for  March 31, 2026 and March 31, 2025, respectively.

Supplemental Retirement Plans

The Company has an unfunded, non-qualified supplemental executive retirement plan (SERP) for certain key executives. The SERP is designed to provide certain executives, upon attaining age 65, with projected annual distributions. The liability of the SERP at  March 31, 2026 and  December 31, 2025 was $1.67 million and $1.64 million, respectively, and is included in Other Liabilities in the Consolidated Balance Sheets. The related expense amounted to $38 thousand and $43 thousand for the periods ended  March 31, 2026 and March 31, 2025, respectively. The Company offsets the cost of these plans through the purchase of bank-owned life insurance as noted below.

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

The Company recognizes a liability for postretirement benefits provided through an endorsed split-dollar life insurance arrangement. The liability for post-retirement benefits under these arrangements was $1.44 million and $1.43 million at  March 31, 2026 and December 31, 2025, respectively, and is included in Other Liabilities on the Consolidated Balance Sheets. Expense in the three months ended March 31, 2026 and 2025 was $8 thousand and $11 thousand, respectively.

The Company holds bank-owned life insurance (BOLI) with a cash value of $28.39 million and $28.23 million at  March 31, 2026 and December 31, 2025, respectively. No additional split-dollar life insurance policies were added during the three months ended March 31, 2026 or the year-ended December 31, 2025. The Plan provides that the Company and the officers and directors share in the rights to the death benefits of bank owned split-dollar life insurance policies (the "BOLI Policies") and provides for additional compensation to the officers and directors, equal to any income tax consequences related to the Supplemental Plan until retirement. The amount of the BOLI Policies has been calculated so that the projected increases in their cash surrender value will substantially offset the Company's expense related to the Supplemental Retirement Plans. In addition, the BOLI Policies are intended to provide the directors with $100,000 of supplemental life insurance and the executive officers with supplemental life insurance equal to three times salary. Neither the insurance company nor the Company has guaranteed any minimum cash value.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

9.         Regulatory Matters

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Company is exempt from consolidated capital requirements as those requirements do not apply to bank holding companies with consolidated assets under $3 billion.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank becomes undercapitalized, its regulator must take certain supervisory actions under prompt corrective action regulations, and such actions could have a direct material effect on the institution's financial statements. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) ratio of 5.0% or greater, a common equity Tier 1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a total risk-based capital ratio of 10.0% or greater.

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

As of March 31, 2026 and December 31, 2025, the Bank's Community Bank Leverage Ratio was 8.94% and 8.56%, respectively, so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. This is the second quarter that the Bank’s CBLR fell below the 9.00% minimum and thus is deemed to be in the CBLR grace period.

CBRL Grace Period

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

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

The Bank's actual capital amounts and ratios are as follows as of  March 31, 2026 and  December 31, 2025 (dollar in thousands):

			To be Well Capitalized
			under Prompt Corrective
March 31, 2026	Actual		Action Provisions (CBLR)
	Amount	Ratio	Amount	Ratio

Tier 1 (Core) Capital to average total assets Bank	$111,717	8.94%	$112,428	9.00%

			To be Well Capitalized
			under Prompt Corrective
December 31, 2025	Actual		Action Provisions (CBLR)
	Amount	Ratio	Amount	Ratio

Tier 1 (Core) Capital to average total assets Bank	$106,045	8.56%	$111,539	9.00%

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the balances of financial assets measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2026	Total	(Level 1)	(Level 2)	(Level 3)

Debt securities available-for-sale:
U.S. Treasury	$6,442	$6,442	$-	$-
U.S. government agencies	43,857	-	43,857	-
Taxable state and municipal	32,228	-	32,228	-
Tax-exempt state and municipal	84,158	-	84,158	-
U.S. government sponsored enterprise mortgage-backed	50,988	-	50,988	-
Corporate	3,013	-	3,013	-

Total Debt Securities Available-for-Sale	$220,686	$6,442	$214,244	$-

Marketable equity securities	$607	$607	$-	$-

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2025	Total	(Level 1)	(Level 2)	(Level 3)

Debt securities available-for-sale:
U.S. Treasury	$6,502	$6,502	$-	$-
U.S. government agencies	47,838	-	47,838	-
Taxable state and municipal	32,474	-	32,474	-
Tax-exempt state and municipal	85,753	-	85,753	-
U.S. government sponsored enterprise mortgage-backed	45,232	-	45,232	-
Corporate	3,008	-	3,008	-

Total Debt Securities Available-for-Sale	$220,807	$6,502	$214,305	$-

Marketable equity securities	$613	$613	$-	$-

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans Held for Sale

Loans held for sale are carried at the lower of cost of fair value.  These loans currently consist of one-to-four family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2).  As such, the Company records any fair value adjustments on a recurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale at  March 31, 2026 or December 31, 2025.

Collateral Dependent Loans with an ACL

In accordance with ASC 326, the Company  may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the ACL are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. The Bank held ten collateral dependent loans totaling $3.64 million with an allowance at March 31, 2026. The Bank held eight collateral dependent loans totaling $3.29 million with an allowance at December 31, 2025.

Other Real Estate Owned

Other real estate owned (OREO) is measured at fair value less costs to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained, or if declines in value are identified after a recent appraisal is received, appraisal values may be discounted, resulting in a Level 3 estimate. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. Fair value adjustments are recorded in the period incurred and expensed against current earnings. The Bank held no OREO at  December 31, 2025.

The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of  March 31, 2026 and December 31, 2025(dollars in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2026	Total	(Level 1)	(Level 2)	(Level 3)

Collateral Dependent, net	$3,008	$-	$-	$3,008

OREO	$147	$-	$-	$147

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2025	Total	(Level 1)	(Level 2)	(Level 3)

Collateral Dependent, net	$2,676	$-	$-	$2,676

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value at  March 31, 2026 and December 31, 2025 (in thousands):

		Valuation	Unobservable	Range
March 31, 2026	Fair Value	Technique	Input	(Weighted Average)

Collateral Dependent, net	$3,008	Appraisal of collateral	Appraisal adjustments	20 - 50% (30)%
			Liquidation expenses	0 - 10% (9)%
OREO	$147	Appraisal of collateral	Appraisal adjustments	59% (59)%

		Valuation	Unobservable	Range
December 31, 2025	Fair Value	Technique	Input	(Weighted Average)

Collateral Dependent, net	$2,676	Appraisal of collateral	Appraisal adjustments	20 - 50% (31)%
			Liquidation expenses	0 - 10% (9)%

The Company had no financial liabilities measured at fair value on a nonrecurring basis as of  March 31, 2026 or December 31, 2025.

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

The estimated fair values (in thousands) of the Company's financial instruments were as follows at  March 31, 2026 and December 31, 2025.

	Carrying	Fair
March 31, 2026	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$57,372	$57,372	$57,372	$-	$-
Interest-bearing time deposits	5,185	5,152	-	5,152	-
Debt securities available-for-sale	220,686	220,686	6,442	214,244	-
Marketable equity securities	607	607	607	-	-
Restricted investments in bank stock	2,646	2,646	-	2,646	-
Loans, net	907,144	917,081	-	-	917,081
Accrued interest receivable	4,156	4,156	-	4,156	-
Bank owned life insurance	28,389	28,389	-	28,389	-

Financial liabilities:
Deposits	1,115,201	1,114,045	-	1,114,045	-
Repurchase agreements	1,966	1,966	-	1,966	-
FHLB advances	4,500	4,471	-	4,471	-
Subordinated debt	9,978	9,978	-	9,978	-
Accrued interest payable	1,707	1,707	-	1,707	-

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Carrying	Fair
December 31, 2025	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$49,010	$49,010	$49,010	$-	$-
Interest-bearing time deposits	5,923	5,938	-	5,938	-
Debt securities available-for-sale	220,807	220,807	6,502	214,305	-
Marketable equity securities	613	613	613	-	-
Restricted investments in bank stock	2,717	2,717	-	2,717	-
Net loans	908,267	893,392	-	-	893,392
Accrued interest receivable	4,039	4,039	-	4,039	-
Bank owned life insurance	28,233	28,233	-	28,233	-

Financial liabilities:
Deposits	1,110,774	1,109,528	-	1,109,528	-
Repurchase agreements	1,589	1,589	-	1,589	-
FHLB advances	5,500	5,486	-	5,486	-
Subordinated debt	9,892	9,892	-	9,892	-
Accrued interest payable	1,969	1,969	-	1,969	-

11.         Earnings Per Share

Earnings Per Share

The Company does not have any common stock equivalents and, therefore, basic earnings per share, which represents net income divided by the weighted average shares outstanding during the period is the same as diluted earnings per share. ESOP shares are considered outstanding for this calculation unless unearned.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025

Net income attributable to common stock	$4,878	$1,806

Denominator:
Weighted average common shares outstanding (basic)	3,405,061	1,858,536
Weighted average common shares outstanding (diluted)	3,405,061	1,858,536

Earnings per share:
Basic	$1.43	$0.97
Diluted	$1.43	$0.97

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

12.         Accumulated Other Comprehensive (Loss) Income

The following tables provide information about components of accumulated other comprehensive income (loss) as of the dates indicated:

	Net Unrealized Loss on Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(4,424)	$(4,424)
Unrealized holding gain on available for sale securities, net of tax $170	642	642
Balance at March 31, 2025	$(3,782)	$(3,782)

Balance at December 31, 2025	$(1,144)	$(1,144)
Unrealized holding loss on available for sale securities, net of tax ($301)	(1,131)	(1,131)
Balance at March 31, 2026	$(2,275)	$(2,275)

13.        Revenue Recognition

All the revenue from contracts with customers, within the scope of ASC 606 is recognized in Noninterest Income. The following table presents the Company’s sources of Noninterest Income for the three months ended March 31, 2026 and 2025, respectively. Items outside the scope of ASC 606 are noted as such.

	Three Months ended March 31,
	2026	2025
Noninterest Income
Service charges on deposit accounts	$274	$131
ATM fees and debit card income	443	183
Mortgage banking revenue	172	42
Trust income	351	-
Investment fee income	83	48
Gain on sale of premises *	-	52
Net marketable equity security (losses) gains *	(5)	7
Earnings on bank owned life insurance *	156	63
Other *	93	59

Total Noninterest Income	$1,567	$585

* Not within the scope of ASC 606

Sources of revenue for the Company which fall within the scope of ASC 606 are described as follows:

●

Service Charges on Deposit Accounts – The Bank earns fees from its deposit customers for various services, including transaction-based services and periodic account maintenance. Transaction based services include, but are not limited to, stop payment fees, overdraft fees, check cashing fees, wire transfer fees, and early withdrawal penalties. Maintenance fees include account maintenance fees, minimum balance fees, and monthly service charge. Transaction based fees are only recognized when the transaction is complete, and maintenance fees are recognized when the period of the obligation is complete. These fees are included in service charges on deposit accounts on the Consolidated Statements of Income

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

●

ATM Fees and Debit Card Income – The Bank provides electronic funds transfer processing services for the debit cards it offers to its customers. The Bank earns interchange fees from each cardholder transaction conducted through various networks. The fees are transaction based and are earned when the transaction is complete. ATM service charges are earned when non customers use Bank ATMs. These fees are recognized when the transaction is complete. These fees are recognized in ATM fees and debit card income on the Consolidated Statements of Income.

●

Mortgage Banking Revenue – The Bank recognizes revenue from the sale and servicing of loans to third parties. These gains/losses are included in Mortgage banking revenue on the Consolidated Statements of Income.

●

Trust Income - The Trust department receives fees for providing trust related services including Investment Management, Security Custody, and Other Trust Services. These fees are based upon the value of assets under management and are assessed using a tiered rate schedule. Fees are recognized on a monthly basis when the service obligation is complete. These fees are recognized in trust services income on the Consolidated Statement of Income. The trust department provides estate settlement services. These fees are based on the estimated fair value of the estate according to a tiered rate schedule. Each estate is unique in the nature, size, and complexity, and may include many tasks or milestones to complete. Fees are recognized in proportion to the number of milestones completed which is a judgement made by the trust management team. These fees are included in trust income on the Consolidated Statements of Income.

●

Investment Fee Income - Investment fee income is primarily comprised of fees earned from the management of customer investment portfolios and commissions on transactions.  Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed.  These fees are included in investment fee income on the Consolidated Statements of Income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF STEELE BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of the financial condition and results of operations of Steele Bancorp, Inc. (the Bancorp). Please refer to the financial statements and other information in this report as well as the Company's 2025 Form 10-K for an understanding of the following discussion and analysis.

Subsequent events have been considered through the date of this filing on Form 10-Q.

The Bancorp is a bank holding company that, through its sole subsidiary Central Penn Bank & Trust (“the Bank”), (collectively, the "Company"), provides full-service banking to individual, municipality and corporate customers. The Bank operates thirteen offices spanning the counties of Union, Snyder, Northumberland and Centre in Northcentral Pennsylvania. Gathering deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and include various types of checking accounts, statement savings, money market accounts, interest checking accounts, individual retirement accounts, and certificates of deposit. Milestone Insurance Services, LLC (Milestone) was formed in 2003 and is a wholly owned subsidiary of the Bank. Milestone is licensed to sell title insurance. The Company is supervised by the Board of Governors of the Federal Reserve System while the Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities.

The Company’s core strategy is to further its mission of being an independent bank which strives to be the community bank that bridges communities and builds your future by providing quality financial services to its customers, a rewarding work environment for its employees, exceptional long-term value for its shareholders and an unwavering commitment to community reinvestment.

The Company’s revenues consist primarily of interest income it earns on loans and investments. Interest income is partially offset by interest expense incurred on deposits, borrowings and other interest-bearing liabilities. Net interest income is affected by the balances of interest-earning assets and interest-bearing liabilities and their relative interest rates. Net interest income is typically further reduced by the Company’s provision for credit losses.

Non-interest income also contributes to the Company’s operating results, consisting of service charges and fees, interchange fees, brokerage, and gains and losses on the sales of securities and loans. Non-interest expenses, which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising and other general and administrative expenses, are the Company’s primary expenditures incurred as a result of the Company’s operations.

Financial institutions like the Company are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. The Company’s operations and lending are concentrated in Northcentral Pennsylvania in Union, Snyder, Northumberland, and Centre Counties, and the Company’s operations are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in the Company’s primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company.

To operate successfully, the Company must manage various types of risk, including but not limited to: interest rate risk, credit risk, liquidity risk, operational and information technology risk, reputation risk, and compliance risk.

Cautionary Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward -looking statements are not statements of current or historical fact and involve substantial risks and uncertainties. Words such as “anticipates,” “believes,” estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should” and other similar expressions can be used to identify forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Among the risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements include, but are not limited to the following: costs or difficulties associated with newly developed or acquired operations; changes in consumer demand for financial services; our ability to control costs and expenses; adverse developments in borrower industries and, in particular, declines in real estate values; changes in and compliance with federal and state laws that regulate our business and capital levels; our ability to raise capital as needed; and the other factors discussed in other reports the Company may file with the U.S. Securities and Exchange Commission (the “SEC”) . We do not undertake and specifically disclaim any obligation to publicly revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law. Accordingly, readers should not place undue reliance on forward-looking statements.

Market Conditions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to measure the Company’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the Company’s operations is related to increases in operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. The Company manages interest rate risk in several ways. There can be no assurance that the Company will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond its control. Additionally, inflation may adversely impact the financial condition of the Company’s borrowers and could impact their ability to repay their loans, which could negatively affect the Company’s asset quality through higher delinquency rates and increased charge-offs. Management carefully considers the impact of inflation and rising interest rates on the Company's borrowers in managing credit risk related to the loan portfolio.

Critical Accounting Policies

Critical accounting policies are most important to the portrayal of the Company's financial condition or results of operations and require management's most difficult, subjective, and complex judgements about matters that are inherently uncertain.  If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company's financial condition or results of operations may be materially impacted.  The Company has designated the governing of the allowance for credit losses on loans and the fair value of loans acquired in a business combination as the critical accounting policies.  The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed.  The Company provides additional information on its critical accounting policies and estimates under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 1 "Summary of Significant Accounting Policies" in its 2025 Form 10-K.

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

Merger with Northumberland Bancorp

The Company's merger with Northumberland Bancorp ("NUBC") was completed on August 1, 2025. NUBC was a Pennsylvania corporation that conducted its business primarily through its wholly owned subsidiary The Northumberland National Bank, which operated from a main office in Northumberland, Pennsylvania, and had six branches throughout Central Pennsylvania. NUBC's results are included in our financial statements from the acquisition date forward, impacting comparisons to the prior year first quarter.

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

Performance Summary

The following table presents the Company's key ratios and other performance data quarter-to-date as of the periods indicated.

($ in thousands, except per share data)	March 31, 2026	December 31, 2025	March 31, 2025

Operating Highlights:
Net income	$4,878	$5,585	$1,806
Net interest income	12,210	12,254	4,742
(Recovery of) provision for credit losses	(134)	801	7
Bargain purchase gain	-	477	-
Noninterest income	1,567	2,476	585
Noninterest expense	7,992	8,516	3,095

Balance Sheet Highlights:
Total assets	$1,268,765	$1,261,457	$607,899
Loans, net	907,144	908,267	444,997
Core deposit intangible, net	12,885	13,551	-
Total deposits
Noninterest-bearing	224,642	221,306	77,570

Savings	164,834	164,133	70,981
NOW	260,341	268,818	187,746
Money Market	113,566	107,050	33,794
Time Deposits	351,818	349,467	136,349
Total interest-bearing deposits	890,559	889,468	428,870

Core deposits (1)	763,383	761,307	370,091

Selected Ratios:
Fully tax-equivalent net interest margin (Non-GAAP)	4.21%	4.32%	3.38%
Annualized return on average assets	1.56%	1.77%	1.20%
Annualized return on average equity	16.31%	18.60%	12.66%

Capital Ratios - Central Penn Bank & Trust:
Leverage ratio	8.94%	8.56%	9.79%

Per Share Data:
Earnings per share	$1.43	$1.64	$0.97
Dividend declared per share	-	0.75	-
Book Value	35.87	34.77	31.40
Common stock price:
Last trade	35.00	28.55	24.00
Weighted average common shares	3,405,061	3,405,061	1,858,536

Allowance for Loan Credit Losses:
Beginning balance	$9,904	$9,512	$4,379
(Recovery of) provision for credit losses	(134)	361	70
Charge-Offs	(19)	-	-
Recoveries	4	31	2
Ending balance	$9,755	$9,904	$4,451

(1) Core deposits are defined as total deposits less time deposits.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total assets at March 31, 2026, were $1.27 billion, an increase of $7.31 million, or 0.6 percent from $1.26 billion at December 31, 2025.  The increase in total assets was primarily due to the increase in interest-bearing demand deposits of $14.64 million.

Total average assets increased 1.12 percent from $1.25 billion at December 31, 2025 to $1.27 billion at March 31, 2026.  Average earning assets were $1.15 billion at December 31, 2025 and $1.20 billion at March 31, 2026. Average interest-bearing liabilities were $895.90 million at December 31, 2025 and $909.64 million at March 31, 2026.

Cash and cash equivalents increased $8.36 million or 17.1 percent from $49.01 million at December 31, 2025 to $57.37 million at March 31, 2026. The increase is primarily related to increased interest-bearing demand deposits.

Loans decreased $1.27 million to $916.90 million at March 31, 2026 from $918.17 million at December 31, 2025.

Interest bearing deposits increased  $1.09 million to $890.56 million at March 31, 2026 from $889.47 million at December 31, 2025. Noninterest-bearing deposits increased 1.5 percent, or $3.34 million from $221.31 million at December 31, 2025 to $224.64 million at March 31, 2026.

Total stockholders' equity increased by $3.75 million, or 3.2 percent, from $118.40 million at December 31, 2025, to $122.15 million at March 31, 2026. Accumulated other comprehensive loss increased from $1.14 million as of December 31, 2025 to $2.28 million as of March 31, 2026.

The loan-to-deposit ratio is a key measurement of liquidity and lending efficiency. Our loan-to-deposit ratio was 82.2% as of March 31, 2026 compared to 82.7% at December 31, 2025. The Company continues to have an optimal loan-to-deposit ratio, which indicates profitability and liquidity are balanced, the Company is able to earn interest on loans while maintaining sufficient funds to meet withdrawal demands.

Management believes that the asset/liability mix and the interest rate risk associated with the balance sheet are within manageable parameters. Constant monitoring using asset/liability reports and interest rate risk scenarios are in place along with quarterly asset/liability management meetings on the committee level by the Company’s Board of Directors.

Investment Securities

Debt Securities – Available for Sale

Debt securities available-for-sale decreased by $121 thousand to $220.69 million at March 31, 2026 from $220.81 million at December 31, 2025. Within the portfolio U.S. government agencies decreased $3.98 million, U.S. government sponsored enterprise mortgage-backed securities increased $5.76 million, tax exempt state and municipal bonds decreased $1.60 million, and taxable state and municipal securities decreased $246 thousand. Gross unrealized losses increased from $2.96 million as of December 31, 2025 to $3.57 million as of March 31, 2026. The fair value of these securities was influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for the various types of agency debt.

The following tables summarize the maturity distribution and yields of available-for-sale securities as of March 31, 2026 and December 31, 2025:

As of March 31, 2026	Due in one year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Securities available for sale:
U.S. Treasury	4.68%	3.70%	-%	-%	3.86%
U.S. Government Agencies	3.97%	4.19%	4.43%	4.48%	4.15%
Taxable state and municipal	3.57%	3.93%	4.30%	-%	3.95%
U.S. government sponsored enterprise mortgage-backed	3.00%	4.16%	4.44%	5.06%	3.98%
Corporate	1.36%	2.18%	7.13%	-%	3.48%
Total taxable	3.49%	4.07%	4.53%	4.62%	4.01%

Tax exempt state and municipal (1)	2.86%	3.58%	3.17%	2.98%	3.37%

Total	3.37%	3.89%	3.73%	3.94%	3.77%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.

As of December 31, 2025	Due in one year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Securities available for sale:
U.S. Treasury	4.68%	3.70%	-%	-%	3.86%
U.S. Government Agencies	3.73%	4.35%	4.90%	4.94%	4.24%
Taxable state and municipal	3.66%	3.93%	4.32%	-%	3.96%
U.S. government sponsored enterprise mortgage-backed	3.34%	4.17%	4.58%	4.96%	4.04%
Corporate	1.11%	2.02%	7.10%	-%	3.48%
Total taxable	3.53%	4.12%	4.71%	4.94%	4.07%

Tax exempt state and municipal (1)	2.65%	3.54%	3.25%	2.99%	3.36%

Total	3.38%	3.91%	3.77%	4.02%	3.79%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.

Loans

Gross loans receivable decreased $1.26 million from $919.24 million at December 31, 2025 to $917.98 million at March 31, 2026.  Other construction and land development loans decreased $14.37 million due to construction phases ending and loans converting to commercial mortgages.  The percentage change and distribution of the loan portfolio is shown in the table below:

($ In Thousands)			Change
	2026	2025	Amount	%
Commercial	$148,733	$162,775	$(14,042)	(8.6)%
Commercial real estate:
Commercial mortgages	246,235	226,465	19,770	8.7
Other construction and land development loans	23,737	38,102	(14,365)	(37.7)
Secured by farmland	94,339	90,177	4,162	4.6
Residential mortgage:
Multifamily	15,884	13,858	2,026	14.6
1-4 family residential mortgages	340,630	339,000	1,630	0.5
Construction	4,243	3,600	643	17.9
Home Equity	32,655	32,745	(90)	(0.3)
Consumer, other	4,171	4,360	(189)	(4.3)
Consumer, automobile	7,351	8,155	(804)	(9.9)
Gross loans	$917,978	$919,237	$(1,259)	(0.1)%

Allowance for Credit Losses on Loans ("ACLL")

The allowance for credit losses was $9.76 million at March 31, 2026, compared to $9.90 million at December 31, 2025. This allowance equaled 1.06 percent and 1.08 percent of total loans, net of unearned income, as of March 31, 2026 and December 31, 2025, respectively. The Company's recovery of credit losses for the first quarter of 2026 was $134 thousand. The credit loss reserve is analyzed quarterly and reviewed by the Company’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the Company’s Board of Directors are held to review new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for credit losses was considered adequate based on delinquency trends and actual loans written off as it relates to the loan portfolio.

Individually Evaluated Loans

Individually evaluated loans were $7.26 million as of March 31, 2026, an increase from $6.83 million as of December 31, 2025.  As of March 31, 2026, there was a required reserve of $660 thousand for individually evaluated loans, as compared to the reserve of $615 thousand at December 31, 2025.  Please see Note 5 within the Company’s Notes to the Consolidated Financial Statements for more information regarding the Company’s loan portfolio as of March 31, 2026 and December 31, 2025.

Collectively Evaluated Loans

Collectively evaluated loans totaled $910.72 million, with an ACL of $9.10 million as of March 31, 2026 and $912.41 million with an ACL of $9.29 million as of December 31, 2025.

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

The allowance for collectively evaluated loans decreased $194 thousand when compared to December 31, 2025 primarily due to the decrease in loan balances.

Conclusion

Based upon the calculation, management’s current judgements about the credit quality of the loan portfolio, and after considering all known relevant internal and external factors that affect loan collectability, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of March 31, 2026 and December 31, 2025.

Deposits

The average balance and average rate paid on deposits year-to-date for the periods ending March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026		December 31, 2025		Change
	Average	Average	Average	Average	Amount	%
($ In Thousands)	Balance	Rate	Balance	Rate
Non-interest bearing	$218,344	—%	$141,121	—%	$77,223	54.7%
Savings	162,202	0.20	106,177	0.19	56,025	52.8
Now deposits	268,286	1.89	220,181	1.83	48,105	21.8
Money market deposits	109,897	1.13	64,636	1.16	45,261	70.0
Time deposits	351,467	3.64	224,389	3.91	127,078	56.6
Total deposits	$1,110,196	2.17%	$756,504	2.23%	$353,692	46.8%

Borrowed Funds

The average balance of borrowed funds decreased $13.17 million to $17.79 million as of March 31, 2026 from $30.96 million as of December 31, 2025 due primarily to the following:

●	Federal Home Loan Bank Advances average balance decreased $19.78 million to $5.34 million in 2026 from $25.12 million in 2025 due to borrowing payoffs post-merger.
●	Subordinated Debt average balance increased $5.85 million to $10.02 million in 2026 from $4.18 million in 2025.

Total borrowed funds consisted of the following year-to-date at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Ending	Average	Average Rate
($ In Thousands)	Balance	Balance	At Quarter End
Securities sold under agreements to repurchase	$1,966	$2,428	3.67%
Federal Home Loan Bank Advances	4,500	5,339	3.65%
Subordinated Debt	9,978	10,024	4.50%
Total Borrowed Funds	$16,444	$17,791	4.15%

	December 31, 2025
	Ending	Average	Average Rate
($ In Thousands)	Balance	Balance	At Year End
Securities sold under agreements to repurchase	$1,589	$1,653	4.42%
Federal funds purchased	-	14	7.14%
Federal Home Loan Bank Advances	5,500	25,117	4.58%
Subordinated Debt	9,892	4,178	4.50%
Total Borrowed Funds	$16,981	$30,962	4.56%

See Note 7 within the Company’s Notes to the Consolidated Financial Statements for more information regarding the Company’s borrowed funds as of March 31, 2026 and December 31, 2025.

Stockholders’ Equity and Capital Adequacy

Details concerning capital ratios at March 31, 2026 and December 31, 2025 are presented in Note 9, “Regulatory Matters,” to the consolidated financial statements for the three months ended March 31, 2026 and year ended December 31, 2025 included elsewhere in this document. The Company meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Management believes, as of March 31, 2026, that the Bank met all capital adequacy requirements to which it was subject, this is the second quarter that the Bank's CBRL fell below the required minimum and thus is deemed to be in the CBRL grace period.  Management believes that the Bank will have a CBRL ratio above the minimum threshold in the second quarter of 2026.

Future dividend payments and repurchases of common stock will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. In addition, the Bank is subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. Further, although the Company is not subject to the specific consolidated capital requirements, its ability to pay dividends, repurchase stock or engage in other activities may be limited by the Federal Reserve if it fails to hold sufficient capital consistent with its overall risk profile.

The Bank’s total Tier 1 Capital increased $5.67 million to $111.72 million at March 31, 2026 from $106.05 million at December 31, 2025. The Bank’s resulting Tier 1 Leverage Ratio increased to 8.94% at March 31, 2026 from 8.56% at December 31, 2025.

Comparison of Earnings for the Three Months Ended March 31, 2026 and 2025

Three Months Ended March 31,

General: Net income was $4.88 million for the three months ended March 31, 2026, or $1.43 per share, an increase of $3.07 million, or 170.1 percent, compared to net income of $1.81 million, or $0.97 per share, for the three months ended March 31, 2025. Net income for the three months ended March 31, 2026, reflected an increase in net interest income after recovery of credit losses of $7.61 million, an increase in noninterest income of $982 thousand and an increase in noninterest expenses of $4.90 million. The increase in noninterest income is primarily due to the addition of trust fee income resulting from the merger with NUBC and increases in ATM fees and debit card income due to increased utilization and volume.  The increase in noninterest expense is the result of a $2.63 million increase in salaries and benefits due to the merger with NUBC and an increase in full time employees and amortization of core deposit intangible of $666 thousand for which there was no comparable expense in 2025.

Net Interest Income: Net interest income before (recovery of) provision for credit losses increased by $7.47 million, or 157.5 percent, to $12.21 million for the three months ended March 31, 2026, compared to $4.74 million for the three months ended March 31, 2025. Interest income and interest expense both increased for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025, due to increased average balances in loans and securities due to the merger and higher rates on loans and investment securities, offset by the increased deposit and subordinated debt expense due to an increase in balances and rates. Yield on earning assets increased quicker than the cost of funds, resulting in an increase in net interest income. Net interest margin (tax equivalent) increased from 3.38% for the three months ended March 31, 2025 to 4.21% for the same period in 2026.

Interest Income: Interest income increased $9.77 million, or 132.0 percent, to $17.18 million for the three months ended March 31, 2026, compared with $7.40 million for the three months ended March 31, 2025. The average yield on the earning assets increased 66 basis points from 5.24 percent for the three months ended March 31, 2025 to 5.90 percent for the three months ended March 31, 2026. The increase in rates was in addition to the growth in average balance of earning assets from the merger which increased $614.28 million as result of the merger to $1.20 billion for the three months ended March 31, 2026 compared to $581.56 million for 2025.

Interest Expense: Interest expense increased by $2.30 million or 86.6 percent to $4.97 million for the three months ended March 31, 2026, compared to $2.66 million for the three months ended March 31, 2025. The increase was the result of an increase in rates paid on interest bearing deposits of 3 basis points from 2.14 percent for 2025 to 2.17 percent in 2026. The increase is also the result of an increase in average balance of interest-bearing deposits of $474.59 million as result of the merger to $891.85 million for the three months ended March 31, 2026 compared to $417.27 million for 2025. The increase in interest expense was offset by a decrease in average balance of borrowings of $24.07 million to $17.79 million for the three months ended March 31, 2026 compared to $41.87 million for 2025. Rates paid on borrowings decreased 33 basis points from 4.48 percent for 2025 to 4.15 percent in 2026.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

Three Months Ended March 31,

($ In Thousands)	For the Three Months Ended March 31,
	2026			2025
	(1)			(1)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS :
Tax-exempt loans	$35,172	$285	3.29%	$17,606	$131	3.02%
All other loans	880,883	14,480	6.67%	428,568	6,305	5.97%
Total loans (2)(3)(4)	916,055	14,765	6.54%	446,174	6,436	5.85%
Taxable securities	133,883	1,357	4.11%	62,967	531	3.42%
Tax-exempt securities (3)	86,765	752	3.51%	55,242	373	2.74%
Other securities (7)	11,111	124	4.53%	4,963	48	3.92%
Total securities	231,759	2,233	3.91%	123,172	952	3.13%
Federal funds sold	7,377	63	3.46%	620	6	3.92%
Interest-bearing deposits	40,643	332	3.31%	11,589	116	4.06%
Total interest-earning assets	1,195,834	17,393	5.90%	581,555	7,510	5.24%
Other assets	70,425			22,392
TOTAL ASSETS	$1,266,259			$603,947
LIABILITIES :
Savings	$162,202	78	0.20%	$67,093	34	0.21%
NOW deposits	268,286	1,247	1.89%	186,653	800	1.74%
Money market deposits	109,897	307	1.13%	33,962	97	1.16%
Time deposits	351,467	3,151	3.64%	129,558	1,268	3.97%
Total deposits	891,852	4,783	2.17%	417,266	2,199	2.14%
Securities sold under repurchase agreement	2,428	22	3.67%	1,619	19	4.76%
Fed Funds purchased	-	-	0.00%	54	1	7.51%
Federal Home Loan Bank advances	5,339	48	3.65%	40,192	442	4.46%
Subordinated debt	10,024	112	4.50%	-	-	0.00%
Total borrowings	17,791	182	4.15%	41,865	462	4.48%
Total interest-bearing liabilities	909,643	4,965	2.21%	459,131	2,661	2.35%
Demand deposits	221,746			80,664
Other liabilities	13,555			7,091
Stockholders’ equity	121,315			57,061
TOTAL LIABILITIES AND STOCKHOLDERS ‘ EQUITY	$1,266,259			$603,947
Interest rate spread (6)			3.69%			2.89%
Net interest income/margin (5)		$12,428	4.21%		$4,849	3.38%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2026 and 2025.
(4)	Nonaccrual loans have been included with loans for the purpose of analysis. Nonaccrual loans totaled $7.31 million and $366 thousand as of March 31, 2026 and 2025, respectively.
(5)	Net interest margin (Non-GAAP) is computed by dividing tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Average balance includes restricted investments in bank stock and money market funds.

Reconcilement of Taxable Equivalent Net Interest Income

	For the Three Months Ended March 31,
($ In Thousands)	2026	2025
Total interest income (GAAP)	$17,175	$7,403
Total interest expense (GAAP)	4,965	2,661
Net interest income (GAAP)	12,210	4,742
Tax equivalent adjustment	218	107
Net interest income (fully taxable equivalent) (Non-GAAP)	$12,428	$4,849

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income on a tax equivalent basis, the tables below reflects these changes for March 31, 2026 versus 2025:

($ In Thousands)	For the Three Months Ended March 31,
	2026 vs 2025
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$137	$17	$154
Loans	7,044	1,131	8,175
Taxable investment securities	658	168	826
Tax-exempt investment securities	243	136	379
Other securities	4	72	76
Federal funds sold	62	(5)	57
Interest bearing deposits	300	(84)	216
Total interest-earning assets	8,448	1,435	9,883
Interest expense:
Savings	45	(1)	44
NOW deposits	365	82	447
Money market deposits	215	(5)	210
Time deposits	2,081	(198)	1,883
Securities sold under repurchase agreements	8	(5)	3
Federal funds purchased	(1)	-	(1)
Federal Reserve Bank borrowings	-	-	-
Federal Home Loan Bank advances	(348)	(46)	(394)
Subordinated debt	56	56	112
Total interest-bearing liabilities	2,421	(117)	2,304
Change in net interest income (fully taxable equivalent)	$6,027	$1,552	$7,579

Provision for (Recovery of) Credit Losses: During the first quarter of 2026, the Company recorded a $134 thousand recovery of the allowance for credit losses. The Company did not record a provision for or recovery of credit losses for off balance sheet credit exposures as of March 31, 2026.  As of the three months ended March 31, 2025 the Company recorded a $70 thousand provision for credit losses for loans and a $63 thousand recovery of credit losses for off balance sheet credit exposures.

The Company completes a comprehensive quarterly evaluation to determine its (recovery of) provision for credit losses on loans. The evaluation reflected analyses of individual borrowers and historical loss experiences, and changes in net loan balances, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

See Note 5 within the Company’s Notes to the Consolidated Financial Statements for more information regarding the Company’s (recovery of) provision for credit losses as of March 31, 2026.

Noninterest Income for the Three Months Ended: Noninterest income increased by $982 thousand, or 167.9%, to $1.57 million for the three months ended March 31, 2026, from the $585 thousand recognized during the same period of 2025. Service charges on deposit accounts increased by $143 thousand to $274 thousand for the three months ended March 31, 2026 compared to $131 thousand recognized during the same period of 2025. ATM fees and debit card income increased $260 thousand and an addition of trust fee income of $351 thousand was recognized in 2026 when compared to March 31, 2025. Both increases are the direct result of the merger with NUBC.

($ In Thousands)	Three Months Ended
	March 31, 2026		March 31, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges on deposit accounts	$274	17.5%	$131	22.4%	$143	109.2%
ATM fees and debit card income	443	28.3	183	31.3	260	142.1
Mortgage banking revenue	172	10.9	42	7.2	130	309.5
Trust income	351	22.4	-	-	351	100.0
Investment fee income	83	5.3	48	8.2	35	72.9
Gain on sale of premises	-	-	52	8.9	(52)	(100.0)
Net marketable equity security (losses) gains	(5)	(0.3)	7	1.2	(12)	(171.4)
Earnings on bank owned life insurance	156	10.0	63	10.7	93	147.6
Other	93	5.9	59	10.1	34	57.6
Total non-interest income	$1,567	100.0%	$585	100.0%	$982	167.9%

Noninterest Expense for the Three Months Ended: Noninterest expenses increased $4.90 million or 158.2 percent, from $3.10 million for the three months ended March 31, 2025, to $7.99 million for the three months ended March 31, 2026. The increase was largely due to an increase of $2.63 million in salaries and employee benefit expenses due to the merger with NUBC, an increase in amortization of core deposit intangible of $666 thousand as result of the merger with NUBC for which there was no comparable expense during 2025, a $318 thousand increase in net occupancy and equipment expense, a $265 thousand increase in data processing fees and by a $813 thousand increase in other expenses, including but not limited to amortization expense of acquired assets and liabilities, software expense and ATM expense due to increased utilization and volume due to the merger.

($ In Thousands)	Three Months Ended
	March 31, 2026		March 31, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,425	55.4%	$1,795	58.0%	$2,630	146.5%
Net occupancy and equipment expense	620	7.7	302	9.8	318	105.3
Amortization of core deposit intangible	666	8.3	-	-	666	100.0
Data processing fees	442	5.5	177	5.7	265	149.7
Pennsylvania shares tax	231	2.9	114	3.7	117	102.6
Professional fees	158	2.0	46	1.5	112	243.5
Advertising expense	57	0.7	31	1.0	26	83.9
FDIC deposit insurance	180	2.3	67	2.1	113	168.7
Merger-related expenses	-	-	163	5.3	(163)	(100.0)
Other	1,213	15.2	400	12.9	813	203.3
Total non-interest expense	$7,992	100.0%	$3,095	100.0%	$4,897	158.2%

Provision for Income Taxes: The Company recorded income tax provision of $1.04 million in the first quarter of 2026, an increase of $622 thousand, or 148.4%, compared to $419 thousand in the first quarter of 2025.  The increase in income tax provision was due to higher taxable income in 2026 as compared to 2025 due to the merger with NUBC. The Company's effective tax rate decreased to 17.6% at March 31, 2026, compared to 18.8% at March 31, 2025.   The effective tax rate was greater in 2025 as a result of non-deductible merger expenses of $163 thousand during the quarter ended March 31, 2025.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and saving withdrawals.  While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At March 31, 2026, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $453.89 million.

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

	Changes in Projected Net Interest Income
	as of March 31,
Rate Shift (basis points)	2026	2025
400	-2.78%	-10.72%
300	-1.71%	-7.63%
200	-0.65%	-4.66%
100	-0.08%	-2.18%
(-)100	0.52%	2.19%
(-)200	-2.48%	0.78%
(-)300	-8.08%	-3.62%
(-)400	-7.99%	-5.33%

Results of the net interest income simulation indicate that the Company is liability sensitive as of March 31, 2026 and March 31, 2025. The simulation process requires certain estimates and assumptions including, but not limited to, asset growth, the mix of assets and liabilities, the interest rate environment and local and national economic conditions. Asset growth and the mix of assets can, to a degree, be influenced by management. Other areas, such as the interest rate environment and economic factors, cannot be controlled. In addition, competitive pressures can make it difficult to price deposits and loans in a manner that optimally minimizes interest rate risk. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes; changes in market conditions and customer behavior; and changes in management strategies.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2026, as required by paragraph (d) Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

At March 31, 2026, the Company was not involved in any legal proceedings other than routine legal proceedings in the ordinary course of business, which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by government authorities.

Item 1A. Risk Factors

There were no material changes to the Company's risk factors as discussed in its Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) There was no information the Company was required to disclose in a report on Form 8-K during the fiscal quarter ended  March 31, 2026 that was not disclosed.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the fiscal quarter ended March 31, 2026.

(c) During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2025).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to Registrant's Current Report on Form 8-K filed on July 17, 2025)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

101

The following materials from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE BANCORP, INC.

/s/ Jeffrey J. Kapsar

Date: May 14, 2026	By:
Jeffrey J. Kapsar, President and Chief Executive Officer

/s/ Thomas C. Graver, Jr.

By:
Thomas C. Graver, Jr. Senior Executive Vice President and Chief Financial Officer