Form 10-Q
period 2026-06-30
STEELE BANCORP INC
filed 2026-08-12
CIK 779227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026.

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

As of  August 12, 2026, the registrant had 3,405,061 shares of voting common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Steele Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2026	2025 *
Assets
Cash and due from banks	$8,224	$7,633
Interest-bearing demand deposits	45,173	35,204
Federal funds sold	634	6,173

Total cash and cash equivalents	54,031	49,010

Interest-bearing time deposits	3,715	5,923
Debt securities available-for-sale, at fair value	225,256	220,807
Marketable equity securities, at fair value	821	613
Restricted investments in bank stock, at cost	2,498	2,717

Loans held for sale	725	-

Loans	923,973	918,171
Allowance for credit losses	(9,934)	(9,904)

Loans, net	914,039	908,267

Premises and equipment, net	17,939	17,928
Accrued interest receivable	4,057	4,039
Core deposit intangible, net	12,218	13,551
Bank owned life insurance	28,552	28,233
Net deferred tax asset	4,373	4,136
Other assets	5,524	6,233

Total Assets	$1,273,748	$1,261,457

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing deposits	$222,855	$221,306
Interest-bearing deposits	897,841	889,468

Total deposits	1,120,696	1,110,774

Repurchase agreements	1,261	1,589
Federal Home Loan Bank advances	4,500	5,500
Senior secured debt, net	7,367	-
Subordinated debt, net	-	9,892
Accrued interest payable	1,457	1,969
Other liabilities	14,042	13,334

Total Liabilities	1,149,323	1,143,058
Commitments and Contingencies

Redeemable Common Stock Held By Employee Stock Ownership Plan	6,574	4,600

Stockholders' Equity
Common stock, par value $1.00 per share; authorized 5,000,000 shares; issued 3,706,725 shares; outstanding 3,405,061 shares as of June 30, 2026 and December 31, 2025, respectively.	3,707	3,707
Capital surplus	40,595	40,595
Retained earnings	90,519	82,972
Accumulated other comprehensive loss	(2,665)	(1,144)
Treasury stock, at cost: 2026: 301,664 shares; 2025: 301,664 shares	(7,731)	(7,731)

Total Stockholders' Equity	124,425	118,399

Less maximum cash obligation to ESOP shares	6,574	4,600
Total Stockholders’ Equity Less Maximum Cash Obligations Related to ESOP Shares	117,851	113,799

Total Liabilities and Stockholders' Equity	$1,273,748	$1,261,457

See accompanying notes to consolidated financial statements

* Derived from consolidated audited financial statements

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$14,955	$6,735	$29,660	$13,142
Interest-bearing deposits in banks and time deposits	388	121	720	237
Federal funds sold	55	4	119	10
Securities:
Taxable	1,420	486	2,777	1,017
Tax-exempt	589	292	1,183	587
Dividends	135	69	259	117

Total Interest and Dividend Income	17,542	7,707	34,718	15,110

Interest Expense
Deposits	4,728	2,341	9,533	4,559
Federal Home Loan Bank advances	42	378	89	820
Subordinated debt	112	-	225	-
Senior secured debt	5	-	5	-
Federal Discount Window borrowings	-	-	-	1

Total Interest Expense	4,887	2,719	9,852	5,380

Net Interest Income	12,655	4,988	24,866	9,730

Provision for credit losses - loans	212	192	78	262
(Recovery of) credit losses - off balance sheet credit exposures	(93)	(36)	(93)	(100)
Provision for (recovery of) credit losses	119	156	(15)	162

Net Interest Income after provision for (recovery of) credit losses	12,536	4,832	24,881	9,568

Noninterest Income
Service charges on deposit accounts	275	130	549	261
ATM fees and debit card income	483	187	927	370
Mortgage banking revenue	162	66	334	108
Trust income	386	-	736	-
Investment fee income	85	29	169	78
(Loss) gain on sale of premises	(7)	-	(7)	52
Net marketable equity security gains (losses)	214	(10)	209	(3)
Earnings on bank owned life insurance	162	63	319	126
Other	129	62	219	120

Total Noninterest Income	1,889	527	3,455	1,112

Noninterest Expense
Salaries and employee benefits	4,439	1,892	8,863	3,687
Net occupancy and equipment expense	627	296	1,247	598
Amortization of core deposit intangible	666	-	1,333	-
Data processing fees	467	169	909	346
Pennsylvania shares tax	246	109	477	223
Professional fees	184	33	342	79
Advertising expense	68	44	126	75
FDIC deposit insurance	139	68	319	136
Gain on sale of OREO	(52)	-	(34)	-
Merger-related expenses	-	85	-	248
Other	1,202	436	2,396	835

Total Noninterest Expense	7,986	3,132	15,978	6,227

Income Before Income Taxes	6,439	2,227	12,358	4,453

Income Taxes	1,182	407	2,223	827

Net Income	$5,257	$1,820	$10,135	$3,626

Earnings Per Share - Basic and Diluted	$1.54	$0.98	$2.98	$1.95

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$5,257	$1,820	$10,135	$3,626

Other Comprehensive (Loss) Income

Unrealized holding (loss) gain on debt securities available-for-sale, net of income taxes of ($104) and $68 as of the three months ended and ($404) and $239 as of the six months ended, respectively	(390)	256	(1,521)	898

Other comprehensive (loss) income	(390)	256	(1,521)	898

Total Comprehensive Income	$4,867	$2,076	$8,614	$4,524

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

				Accumulated Other		Maximum Cash Obligation
	Common Stock	Capital Surplus	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Related to ESOP Shares	Total
Balance, December 31, 2024	$2,160	$1,899	$64,013	$(4,424)	$(7,731)	$(1,877)	$54,040

Net income	-	-	1,806	-	-	-	1,806
Other comprehensive income	-	-	-	642	-	-	642
Change related to ESOP shares	-	-	-	-	-	75	75
Balance, March 31, 2025	$2,160	$1,899	$65,819	$(3,782)	$(7,731)	$(1,802)	$56,563

Net income	-	-	1,820	-	-	-	1,820
Other comprehensive income	-	-	-	256	-	-	256
Change related to ESOP shares	-	-	-	-	-	(148)	(148)
Cash dividends declared ($0.74 per share)	-	-	(1,375)	-	-	-	(1,375)
Balance, June 30, 2025	$2,160	$1,899	$66,264	$(3,526)	$(7,731)	$(1,950)	$57,116

				Accumulated Other		Maximum Cash Obligation
	Common Stock	Capital Surplus	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Related to ESOP Shares	Total
Balance, December 31, 2025	$3,707	$40,595	$82,972	$(1,144)	$(7,731)	$(4,600)	$113,799

Net income	-	-	4,878	-	-	-	4,878
Other comprehensive loss	-	-	-	(1,131)	-	-	(1,131)
Change related to ESOP shares	-	-	-	-	-	(1,039)	(1,039)
Balance, March 31, 2026	$3,707	$40,595	$87,850	$(2,275)	$(7,731)	$(5,639)	$116,507

Net income	-	-	5,257	-	-	-	5,257
Other comprehensive loss	-	-	-	(390)	-	-	(390)
Change related to ESOP shares	-	-	-	-	-	(935)	(935)
Cash dividends declared ($0.76 per share)	-	-	(2,588)	-	-	-	(2,588)
Balance, June 30, 2026	$3,707	$40,595	$90,519	$(2,665)	$(7,731)	$(6,574)	$117,851

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
Cash Flows from Operating Activities	2026	2025
Net income	$10,135	$3,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	445	235
Net accretion of acquisition accounting adjustments	(598)	-
Net accretion of discounts and premiums on securities	(718)	(209)
Deferred income tax expense (benefit)	168	(60)
Provision for credit losses - loans	78	262
Increase in accrued interest receivable	(18)	(99)
(Decrease) increase in accrued interest payable	(512)	215
Increase in cash surrender value of bank owned life insurance	(319)	(126)
Net marketable equity security (gains) losses	(209)	3
Origination of loans held for sale	(3,323)	(1,692)
Proceeds from loans sold	2,691	1,733
Gain on sale of loans	(93)	(41)
Loss (gain) on disposition of premises and equipment	7	(52)
Change in other assets and liabilities, net	1,196	(269)

Net Cash Provided by Operating Activities	8,930	3,526

Cash Flows from Investing Activities
Debt securities available-for-sale:
Purchases	(23,563)	-
Proceeds from paydowns, maturities and calls	17,904	10,261
Net increase in loans	(3,313)	(31,357)
Decrease of interest-bearing time deposits	2,208	1,723
Decrease (increase) in restricted investments in bank stock	219	(233)
Proceeds from sale of premises and equipment	-	121
Purchases of premises and equipment	(503)	(42)

Net Cash (Used in) Investing Activities	(7,048)	(19,527)

Cash Flows from Financing Activities
Increase in deposits	9,688	25,079
Proceeds from Federal Home Loan Bank advances	-	38,585
Repayment of Federal Home Loan Bank advances and Federal Funds Purchased	(1,000)	(34,550)
Repayment of Subordinated Debt	(10,000)	-
Senior debt issuance cost	(133)	-
Proceeds from Senior Debt	7,500	-
(Decrease) increase in repurchase agreements	(328)	99
Dividends paid on common stock	(2,588)	(1,375)

Net Cash Provided by Financing Activities	3,139	27,838

Net increase in cash and cash equivalents	5,021	11,837

Cash and Cash Equivalents, Beginning of Year	49,010	9,179

Cash and Cash Equivalents, End of Period	$54,031	$21,016

Supplementary Cash Flows Information
Interest paid	$10,022	$5,165
Supplementary Disclosure of Noncash Transactions
Other real estate acquired in settlement of loans	$-	$78
Change in maximum cash obligation related to ESOP shares	$1,974	$73

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

The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of results of operations for the full year or any other interim period.  The results of operations for the three and six months ended June 30, 2026, include results as a merged institution, which impact the comparison to the prior year.  The Company's significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the 2025 Form 10-K.  There have been no significant changes to the application of significant accounting policies since December 31, 2025.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Certain items in the prior period financial statements have been reclassified to conform to the current presentation.  These reclassifications had no effect on prior year net income or stockholders' equity.

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

The net effect of the amortization and accretion of premiums and discounts associated with the Company's acquisition accounting adjustments, had the following impact on the Consolidated Statements of Income during the six months ended June 30, 2026 (dollars in thousands):

Loans (1)	$2,537
Buildings (2)	(40)
Core deposit intangible (3)	(1,333)
Subordinated debt (4)	(108)
Time Deposits (5)	(234)
Wealth management customer list intangible (6)	(128)
Mortgage servicing rights (7)	(111)
Leased building (8)	15

Net impact to income before taxes	$598

(1)	Loan acquisition-related fair value adjustments accretion is included in "Interest and fees on loans" in the "Interest and Dividend Income" section of the Company's Consolidated Statements of Income.
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

Notes to Consolidated Financial Statements
(Unaudited)

3.         Securities

The amortized cost and fair value of debt securities available-for-sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows (in thousands):

	June 30, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury	$7,991	$5	$(94)	$7,902	$6,487	$30	$(15)	$6,502
U.S. government agencies	42,067	33	(197)	41,903	47,775	144	(81)	47,838
Taxable state and municipal	32,484	22	(487)	32,019	32,336	422	(284)	32,474
Tax exempt state and municipal	84,849	357	(2,366)	82,840	87,467	580	(2,294)	85,753
U.S. government sponsored enterprise mortgage-backed	58,197	44	(675)	57,566	45,137	342	(247)	45,232
Corporate	3,041	6	(21)	3,026	3,050	-	(42)	3,008

Total debt securities available-for-sale	$228,629	$467	$(3,840)	$225,256	$222,252	$1,518	$(2,963)	$220,807

Accrued interest receivable on available-for-sale securities totaled $1.29 million and $1.34 million at  June 30, 2026 and December 31, 2025, respectively and is included in Accrued Interest Receivable on the Consolidated Balance Sheets. These amounts were excluded from the estimate of credit losses.

The deferred tax asset for the net unrealized loss on securities available for sale was $708 thousand as of   June 30, 2026 and $302 thousand as of December 31, 2025.  The deferred tax asset is included in Net Deferred Tax Asset on the Consolidated Balance Sheets.

The amortized cost and estimated fair value of debt securities available-for-sale at June 30, 2026, by expected maturity for mortgage-backed securities and debt securities with call features and by contractual maturity for all other securities, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Fair
	Cost	Value

Due in one year or less	$39,010	$38,878
Due after one year through five years	138,255	137,028
Due after five years through ten years	48,681	46,765
Due after ten years	2,683	2,585

Total	$228,629	$225,256

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following tables show the Company's debt securities available-for-sale gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of  June 30, 2026 and  December 31, 2025 (in thousands):

June 30, 2026	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury	$5,928	$94	$-	$-	$5,928	$94
U.S. government agencies	31,871	140	3,152	57	35,023	197
Taxable state and municipal	20,299	193	4,688	294	24,987	487
Tax-exempt state and municipal	14,294	100	37,650	2,266	51,944	2,366
U.S. government sponsored enterprise mortgage-backed	39,785	467	8,456	208	48,241	675
Corporate	-	-	1,974	21	1,974	21

Total debt securities available-for-sale	$112,177	$994	$55,920	$2,846	$168,097	$3,840

December 31, 2025	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury	$4,012	$15	$-	$-	$4,012	$15
U.S. government agencies	12,254	42	5,183	39	17,437	81
Taxable state and municipal	1,495	6	4,711	278	6,206	284
Tax-exempt state and municipal	7,912	32	41,256	2,262	49,168	2,294
U.S. government sponsored enterprise mortgage-backed	4,958	18	10,604	229	15,562	247
Corporate	1,045	8	1,963	34	3,008	42

Total debt securities available-for-sale	$31,676	$121	$63,717	$2,842	$95,393	$2,963

At June 30, 2026, the $994 thousand unrealized loss (less than 12 months) was attributed to 232 different securities. The $2.85 million unrealized loss (12 months or more) was attributed to 142 securities. At December 31, 2025, the $121 thousand unrealized loss (less than 12 months) was attributed to 87 different securities. The $2.84 million unrealized loss (12 months or more) was attributed to 157 securities. None of the unrealized losses are individually significant. Management believes, based upon an evaluation of the issuers of the debt securities, that the unrealized losses on debt securities were the result of fluctuations in market interest rates subsequent to purchase and not a result of credit risk. Management has the intent and ability to hold investments and does not believe it will have to sell the securities until the earlier of maturity or market price recovery.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no Allowance for Credit Loss on securities available for sale was recorded as of  June 30, 2026 and December 31, 2025. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions.

The Company did not sell or recognize any gain or loss for any securities for the three and six months ended June 30, 2026 and 2025.

Securities with a carrying value of $146.68 million and $132.90 million at  June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and for other purposes as required by law.

As of  June 30, 2026 and December 31, 2025, the Company had $821 thousand and $613 thousand, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net change in the unrealized gain (loss) recognized during the period on marketable equity securities	$214	$(10)	$209	$(3)

Net gain (loss) recognized in net income during the period on marketable equity securities still held at the reporting date	$214	$(10)	$209	$(3)

Restricted Investments in Bank and Other Stock

Restricted investments in bank stock represent required investments in the common stock of correspondent banks and consist of common stock of the Federal Home Loan Bank of Pittsburgh (FHLB) of $2.23 million and $2.44 million at  June 30, 2026 and December 31, 2025, respectively, and other correspondent banks of $45 thousand at  June 30, 2026 and December 31, 2025. Also included as of June 30, 2026 and December 31, 2025 is other restricted stock of $227 thousand.  As a member of the FHLB, the Bank is required to maintain an investment in FHLB stock based on mortgage loans, advances and other criteria. As no active market exists for this stock, it is carried at cost. All FHLB stock is pledged as collateral for FHLB advances. The Company evaluated its holding of FHLB stock for impairment and deemed the stock to not be impaired at  June 30, 2026 and  December 31, 2025. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based upon review of financial information the FHLB has made publicly available.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

4.         Loans and Other Real Estate Owned ("OREO")

Major categories of loans are summarized as follows as of  June 30, 2026 and  December 31, 2025 (in thousands):

	2026	2025

Commercial	$150,152	$162,775
Commercial real estate	364,682	354,744
Residential mortgage	364,630	356,458
Home equity	34,949	32,745
Consumer, other	3,866	4,360
Consumer, automobile	6,965	8,155

	925,244	919,237
Less: net deferred loan fees	(1,271)	(1,066)

Total loans net of deferred loan fees	923,973	918,171

Less: allowance for credit losses	(9,934)	(9,904)

Net Loans	$914,039	$908,267

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for loans, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $2.64 million and $2.69 million at  June 30, 2026 and December 31, 2025, respectively, and is included in Accrued Interest Receivable on the Company’s Consolidated Balance Sheets.

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

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans at June 30, 2026 was $14.22 million.  The outstanding principal balance and the carrying amount at June 30, 2026 and December 31, 2025 of loans acquired in the business combination were as follows:

	June 30, 2026
(Dollars in Thousands)	Acquired Loans - PCD	Acquired Loans - Non-PCD	Acquired Loans - Total

Outstanding Principal Balance	$49,790	$331,999	$381,789

Carrying amount:
Commercial	15,101	52,793	67,894
Commercial Real Estate	15,961	65,719	81,680
Residential Mortgage	17,892	173,798	191,690
Home Equity	35	23,311	23,346
Consumer - Other	-	2,961	2,961

Total Acquired Loans	$48,989	$318,582	$367,571

	December 31, 2025
(Dollars in Thousands)	Acquired Loans - PCD	Acquired Loans - Non-PCD	Acquired Loans - Total

Outstanding Principal Balance	$53,158	$365,113	$418,271

Carrying amount:
Commercial	17,159	56,156	73,315
Commercial Real Estate	16,741	72,823	89,564
Residential Mortgage	18,105	189,920	208,025
Home Equity	36	26,261	26,297
Consumer - Other	-	4,291	4,291

Total Acquired Loans	$52,041	$349,451	$401,492

Other Real Estate Owned

Foreclosed assets held for sale consist of real estate acquired in settlement of foreclosed loans and is initially recorded at fair value less estimated costs to sell at the time of transfer from loans to foreclosed, establishing a new cost basis. Subsequent to the transfer, foreclosed assets are carried at the lower of the adjusted cost or fair value less costs to sell. Additional write-downs are charged against operating expenses. Costs related to the acquisition and holding of foreclosed assets are charged to operations when incurred. The fair value of real estate acquired through foreclosure is generally determined by reference to an outside appraisal. The Company did not hold any foreclosed assets as of June 30, 2026 and  December 31, 2025.  At  June 30, 2026 there were two commercial loans, two commercial real estate loans, eleven residential loans and one home equity loan totaling $4.47 million in the process of foreclosure.  There were two commercial loans, three commercial real estate loans, and fourteen residential loans totaling $5.50 million in the process of foreclosure as of December 31, 2025.

Mortgage Servicing

The Company retains the servicing rights on certain mortgage loans sold to the FHLB and Fannie Mae and receives mortgage banking fee income based upon the principal balance outstanding. The mortgage servicing rights recorded as an asset are not material. Total loans serviced for the FHLB and Fannie Mae amounted to $154.09 million and $159.31 million at  June 30, 2026 and December 31, 2025, respectively. These mortgage loans sold and serviced by the Company are not reflected in the Company’s Consolidated Balance Sheets.

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of  June 30, 2026 and  December 31, 2025 and gross year-to-date charge-offs for the respective periods (in thousands):

	Term Loans by Year of Origination
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total

Commercial
Pass	$5,212	$5,706	$13,201	$6,043	$9,256	$47,624	$58,054	$145,096
Special Mention	-	-	-	-	8	-	468	476
Substandard	-	-	44	396	1,082	1,176	1,882	4,580
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial – Total	5,212	5,706	13,245	6,439	10,346	48,800	60,404	150,152

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Commercial Real Estate
Pass	16,232	70,146	50,017	36,830	50,232	107,893	21,184	352,534
Special Mention	903	-	-	-	556	1,642	123	3,224
Substandard	98	-	-	290	130	6,631	1,775	8,924
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial Real Estate – Total	17,233	70,146	50,017	37,120	50,918	116,166	23,082	364,682

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Residential Mortgage
Pass	32,018	55,700	37,196	30,568	49,857	151,688	2,676	359,703
Special Mention	-	-	261	61	-	1,091	-	1,413
Substandard	-	-	403	440	111	2,368	192	3,514
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Residential Mortgage – Total	32,018	55,700	37,860	31,069	49,968	155,147	2,868	364,630

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Home Equity
Pass	3,213	4,343	3,645	2,379	2,236	9,102	9,926	34,844
Special Mention	-	-	-	-	-	31	-	31
Substandard	-	-	74	-	-	-	-	74
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Home Equity – Total	3,213	4,343	3,719	2,379	2,236	9,133	9,926	34,949

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Consumer - Other
Pass	809	907	719	598	110	167	524	3,834
Special Mention	-	-	-	-	7	-	-	7
Substandard	-	-	1	-	2	-	1	4
Doubtful	-	-	-	21	-	-	-	21
Loss	-	-	-	-	-	-	-	-

Consumer - Other – Total	809	907	720	619	119	167	525	3,866

Current Year Gross Charge-Offs	-	3	3	2	2	-	-	10

Consumer – Auto
Pass	1,036	2,218	1,713	1,188	609	81	-	6,845
Special Mention	-	-	31	28	16	5	-	80
Substandard	-	-	19	-	15	6	-	40
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Consumer - Auto – Total	1,036	2,218	1,763	1,216	640	92	-	6,965

Current Year Gross Charge-Offs	-	-	-	7	38	-	-	45

Overall – Total	$59,521	$139,020	$107,324	$78,842	$114,227	$329,505	$96,805	$925,244

Current Year Gross Charge-Offs - Total	$-	$3	$3	$9	$40	$-	$-	$55

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

There were no revolving to term loans as of  June 30, 2026 and December 31, 2025.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by past due and nonaccrual status as of  June 30, 2026 and  December 31, 2025 (in thousands):

		Greater		Total Past
		than 90		Due and		Total
	30-89 Days	Days and	Non-	Non-		Loans
June 30, 2026	Past Due (1)	Accruing	accrual	accrual	Current	Receivable

Commercial	$174	$-	$2,039	$2,213	$147,939	$150,152
Commercial real estate	-	-	2,265	2,265	362,417	364,682
Residential mortgage	1,756	-	2,946	4,702	359,928	364,630
Home equity	338	-	74	412	34,537	34,949
Consumer, other	143	-	5	148	3,718	3,866
Consumer, automobile	125	-	40	165	6,800	6,965

Total	$2,536	$-	$7,369	$9,905	$915,339	$925,244

(1) Excludes any non-accrual loans 30-89 days past due.

		Greater		Total Past
		than 90		Due and		Total
	30-89 Days	Days and	Non-	Non-		Loans
December 31, 2025	Past Due (1)	Accruing	accrual	accrual	Current	Receivable

Commercial	$597	$-	$1,646	$2,243	$160,532	$162,775
Commercial real estate	-	-	2,274	2,274	352,470	354,744
Residential mortgage	3,572	-	2,321	5,893	350,565	356,458
Home equity	180	-	15	195	32,550	32,745
Consumer, other	46	-	6	52	4,308	4,360
Consumer, automobile	202	-	42	244	7,911	8,155

Total	$4,597	$-	$6,304	$10,901	$908,336	$919,237

(1) Excludes any non-accrual loans 30-89 days past due.

The following tables present nonaccrual loans, by loan class, as of  June 30, 2026 and  December 31, 2025 (in thousands):

	Nonaccruals	Nonaccruals
	with No	with an
	Allowance	Allowance
	for Credit	for Credit
June 30, 2026	Losses	Losses

Commercial	$1,265	$774
Commercial real estate	65	2,200
Residential mortgage	2,621	325
Home equity	74	-
Consumer, other	5	-
Consumer, automobile	40	-

Total	$4,070	$3,299

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Nonaccruals	Nonaccruals
	with No	with an
	Allowance	Allowance
	for Credit	for Credit
December 31, 2025	Losses	Losses

Commercial	$1,148	$498
Commercial real estate	74	2,200
Residential mortgage	1,727	594
Home equity	15	-
Consumer, other	6	-
Consumer, automobile	42	-

Total	$3,012	$3,292

The following tables summarize the activity in the allowance for credit losses by loan class for the six months ended June 30, 2026 and 2025, and the year ended  December 31, 2025 and information in regard to the allowance for credit losses and the recorded investment in loans receivable by loan class as of  June 30, 2026 and  December 31, 2025 (in thousands):

	Beginning			Provisions	Ending
June 30, 2026	Balance	Charge-offs	Recoveries	(Credits)	Balance

Commercial	$3,320	$-	$1	$(237)	$3,084
Commercial real estate	4,013	-	-	580	4,593
Residential mortgage	2,246	-	-	(294)	1,952
Home equity	180	-	-	(16)	164
Consumer, other	60	(10)	5	25	80
Consumer, automobile	85	(45)	1	20	61

Total	$9,904	$(55)	$7	$78	$9,934

	Beginning			Provisions	Ending
June 30, 2025	Balance	Charge-offs	Recoveries	(Credits)	Balance

Commercial	$1,007	$-	$2	$(68)	$941
Commercial real estate	2,366	-	-	289	2,655
Residential mortgage	823	-	-	24	847
Home equity	83	-	-	17	100
Consumer, other	18	(9)	-	5	14
Consumer, automobile	82	(7)	9	(5)	79

Total	$4,379	$(16)	$11	$262	$4,636

		Initial			Initial
	Beginning	Provision for			Provision for	Provision	Ending
December 31, 2025	Balance	PCD Loans	Charge-Offs	Recoveries	Non-PCD Loans	(Credits)	Balance

Commercial	$1,007	$423	$-	$5	$1,311	$574	$3,320
Commercial real estate	2,366	114	-	-	975	558	4,013
Residential mortgage	823	178	-	-	1,466	(221)	2,246
Home equity	83	7	-	-	184	(94)	180
Consumer, other	18	3	(23)	4	73	(15)	60
Consumer, automobile	82	-	(49)	11	-	41	85

Total	$4,379	$725	$(72)	$20	$4,009	$843	$9,904

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Allowance for Credit Losses			Loans Receivable
	Ending Balance June 30, 2026			Ending Balance June 30, 2026
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total

Commercial	$506	$2,578	$3,084	$2,039	$148,113	$150,152
Commercial real estate	587	4,006	4,593	6,187	358,495	364,682
Residential mortgage	13	1,939	1,952	2,946	361,684	364,630
Home equity	-	164	164	74	34,875	34,949
Consumer, other	21	59	80	22	3,844	3,866
Consumer, automobile	-	61	61	-	6,965	6,965

Total	$1,127	$8,807	$9,934	$11,268	$913,976	$925,244

	Allowance for Credit Losses			Loans Receivable
	Ending Balance December 31, 2025			Ending Balance December 31, 2025
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial	$498	$2,822	$3,320	$1,646	$161,129	$162,775
Commercial real estate	98	3,915	4,013	2,273	352,471	354,744
Residential mortgage	19	2,227	2,246	2,897	353,561	356,458
Home equity	-	180	180	15	32,730	32,745
Consumer, other	-	60	60	1	4,359	4,360
Consumer, automobile	-	85	85	-	8,155	8,155

Total	$615	$9,289	$9,904	$6,832	$912,405	$919,237

The Company individually evaluates loans for impairment when a loan meets the following criteria: credit risk rated substandard or doubtful and on non-accrual status, or a previously modified loan that is now past due 30 days or more.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral when the borrower is experiencing financial difficulty. Under ASC 326, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of the collateral. The allowance for credit losses is calculated on an individual loan basis on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The following table details the amortized costs of the collateral dependent loans as of  June 30, 2026 and  December 31, 2025 (in thousands):

	Real Estate	Other
June 30, 2026	Collateral	Collateral	Total

Commercial	$1,886	$153	$2,039
Commercial real estate	6,188	-	6,188
Residential mortgage	2,015	-	2,015
Home equity	74	-	74
Consumer, other	-	-	-
Consumer, automobile	-	-	-

Total	$10,163	$153	$10,316

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Real Estate	Other
December 31, 2025	Collateral	Collateral	Total

Commercial	$1,575	$71	$1,646
Commercial real estate	2,271	-	2,271
Residential mortgage	1,586	-	1,586
Home equity	15	-	15
Consumer, other	-	-	-
Consumer, automobile	-	-	-

Total	$5,447	$71	$5,518

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

The following table presents the amortized cost basis of loans at June 30, 2026 and December 31, 2025 that were both experiencing financial difficulty and modified during the periods ended June 30, 2026 and December 31, 2025. The percentage of amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each financing receivable is also presented below.  All loan categories with modifications are included in the table below (in thousands):

					Combination		% of Total
					Term Extension		Class of
	Principal	Payment	Term	Interest Rate	and Payment		Financing
June 30, 2026	Forgiveness	Delay	Extension	Reduction	Delay	Total	Receivable

Commercial real estate	$-	$-	$4,021	$-	$-	$4,021	1.1%

Total	$-	$-	$4,021	$-	$-	$4,021	0.4%

					Combination		% of Total
					Term Extension		Class of
	Principal	Payment	Term	Interest Rate	and Payment		Financing
December 31, 2025	Forgiveness	Delay	Extension	Reduction	Delay	Total	Receivable

Commercial	$-	$-	$498	$-	$-	$498	0.3%

Total	$-	$-	$498	$-	$-	$498	0.1%

There were no commitments to lend additional funds under these modifications as of June 30, 2026.

There were no loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2025.

There were no loans to borrowers experiencing financial difficulty that defaulted during the three and six months ended June 30, 2026 and 2025 and were modified in the twelve months prior.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses and is included in provision for (recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $624 thousand and $717 thousand at  June 30, 2026 and December 31, 2025, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets. The following tables present the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended June 30, 2026 and 2025 (in thousands):

Allowance for
Credit Losses
Unfunded
Commitments
Beginning balance, December 31, 2025	$717
Recovery of credit losses	(93)
Ending balance, June 30, 2026	$624

Allowance for
Credit Losses
Unfunded
Commitments
Beginning balance, December 31, 2024	$377
Recovery of credit losses	(100)
Ending balance, June 30, 2025	$277

6.          Intangible Assets – Core Deposit Intangible

The Company recorded a core deposit intangible asset in 2025 related to the deposit premium paid for the acquisition of NUBC’s subsidiary, Northumberland National Bank.  This intangible asset is being amortized on a sum of the years digits method over 10 years and has a net carrying value of $12.22 million as of June 30, 2026.  The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.  Amortization of the core deposit intangible amounted to $666 thousand and $1.33 million for the three months and six months ended June 30, 2026, respectively.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

In Thousands
2026	$1,222
2027	2,288
2028	2,022
2029	1,755
2030	1,488
Thereafter	3,443

Total	$12,218

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

7.         Borrowings and Debt

The Company maintains a borrowing agreement with the Federal Home Loan Bank ("FHLB") of Pittsburgh with an available funding capacity of approximately $448.13 million as of June 30, 2026. This agreement is subject to annual renewal, incurs no service charges, and is secured by FHLB stock and a blanket security agreement on outstanding residential mortgage loans.

FHLB advances consist of separate loans with the FHLB of Pittsburgh as of   June 30, 2026 and  December 31, 2025 as follows (dollars in thousands):

	2026		2025
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate

FHLB fixed-rate advances maturing:
2026	$3,500	4.31%	$4,500	4.02%
2027	500	1.19	500	1.19
2028	500	1.22	500	1.22

Total	$4,500		$5,500

Subordinated Debt

As part of the acquisition of NUBC, the Company acquired previously issued $10 million of subordinated debt. The Company could redeem or prepay any or all of the subordinated debt, in whole or in part, without premium or penalty, at any time on or after June 30, 2026, and prior to the maturity date at a price of 100% of the principal amount, plus interest accrued and unpaid to the date of redemption or prepayment.  The Company redeemed all of the subordinated debt on June 30, 2026.

Senior Secured Debt

On June 26, 2026, the Company issued and sold $7.5 million in aggregate principal amount of 6.0% Fixed Rate Senior Secured Debt due 2031 (the "Senior Secured Debt").  The Senior Secured Debt aggregate principal amount decreases $1.5 million per year starting on May 28, 2027, until the final maturity date of  May 28, 2031 and bears interest at a fixed annual rate of 6.0%.  The Company is entitled to redeem the Senior Secured Debt, in whole or in part, at any time prior to maturity and the Senior Secured Debt is not subject to redemption by the holders.  The Senior Secured Debt is secured, an obligation of the Company and guaranteed by the Bank by pledging 10% of the outstanding Common Stock of the Bank as collateral.

The Senior Secured Debt was recorded, net of debt issuance costs of $133 thousand, at an initial carrying amount of $7.37 million. Debt issuance costs are amortized over the term of the Senior Secured Debt as an adjustment of the effective interest rate.  Amortization of debt issuance costs associated with the Senior Secured Debt totaling $5 thousand in the second quarter of 2026 were included in Interest Expense on senior secured debt on the Consolidated Statements of Income.

The following table illustrates the Senior Secured Debt maturity as of June 30, 2026:

June 30, 2026
Senior Secured Debt Maturity:
Remainder of 2026	$-
2027	1,500
2028	1,500
2029	1,500
2030	1,500
2031	1,500

$7,500

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

8.         Benefits Plans

Section 401(k) Plan

The Company sponsors a contributory defined contribution Section 401(k) plan covering substantially all employees who have completed one year of service, have worked 1,000 hours and have attained age twenty-one. The plan permits employees to make pretax contributions which are matched by the Company up to four percent of the employee's compensation. The Company's contributions were $255 thousand and $89 thousand for the six months ended June 30, 2026 and 2025, respectively. Contributions made by the Company vest immediately.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP) covering substantially all employees who have completed one year of service, have worked 1,000 hours and have attained age twenty-one. Contributions to the plan are permitted based upon management’s discretion. The Company did not make any contributions to the plan during the six months ended June 30, 2026 and 2025. Contributions made by the Company vest ratably beginning after the second year of service and are fully vested after an employee completes six years of service. The number of shares held by the plan decreased to 151,690 as of  June 30, 2026 from 161,126 at  December 31, 2025 as a result of normal distributions from the plan.  All shares are allocated to participants.

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

As of  June 30, 2026 and December 31, 2025, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

As of	June 30, 2026	December 31, 2025

Shares held by the ESOP	151,690	161,126
Fair value per share	$43.34	$28.55
Maximum cash obligation	$6,574,245	$4,600,147

Deferred Directors' Compensation

The Company maintains deferred compensation plans with directors through which the payments of the directors' fees are deferred. The future liability of these agreements, which is payable in ten annual installments, was financed through the purchase of life insurance contracts.

The present value of the future liability of the plans at  June 30, 2026 and  December 31, 2025 was $896 thousand and $912 thousand, respectively, and is included in Other Liabilities in the Consolidated Balance Sheets. The related expenses amounted to $37 thousand and $40 thousand for  June 30, 2026 and June 30, 2025, respectively.

Supplemental Retirement Plans

The Company has an unfunded, non-qualified supplemental executive retirement plan (SERP) for certain key executives. The SERP is designed to provide certain executives, upon attaining age 65, with projected annual distributions. The liability of the SERP at  June 30, 2026 and  December 31, 2025 was $1.70 million and $1.64 million, respectively, and is included in Other Liabilities in the Consolidated Balance Sheets. The related expense amounted to $76 thousand and $86 thousand for the periods ended  June 30, 2026 and June 30, 2025, respectively. The Company offsets the cost of these plans through the purchase of bank-owned life insurance as noted below.

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

The Company recognizes a liability for postretirement benefits provided through an endorsed split-dollar life insurance arrangement. The liability for post-retirement benefits under these arrangements was $1.41 million and $1.43 million at  June 30, 2026 and December 31, 2025, respectively, and is included in Other Liabilities on the Consolidated Balance Sheets. Expense in the six months ended June 30, 2026 and 2025 was ($14) thousand and $23 thousand, respectively.

The Company holds bank-owned life insurance (BOLI) with a cash value of $28.55 million and $28.23 million at  June 30, 2026 and December 31, 2025, respectively. No additional split-dollar life insurance policies were added during the six months ended June 30, 2026 or the year-ended December 31, 2025. The Plan provides that the Company and the officers and directors share in the rights to the death benefits of bank owned split-dollar life insurance policies (the "BOLI Policies") and provides for additional compensation to the officers and directors, equal to any income tax consequences related to the Supplemental Plan until retirement. The amount of the BOLI Policies has been calculated so that the projected increases in their cash surrender value will substantially offset the Company's expense related to the Supplemental Retirement Plans. In addition, the BOLI Policies are intended to provide the directors with $100,000 of supplemental life insurance and the executive officers with supplemental life insurance equal to three times salary. Neither the insurance company nor the Company has guaranteed any minimum cash value.

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

The federal banking agencies have developed a minimum Community Bank Leverage Ratio ("CBLR") (which represents a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the CBLR in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio, it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. Effective July 1, 2026 the federal banking agencies set the minimum CBLR at 8.00%, from 9.00%. The Bank elected to be subject to the CBLR when it became effective on January 1, 2020, and has continued to use the Community Bank Leverage Ratio since that time.

Volatile earnings, along with other qualitative factors and changes to regulatory mandates, could significantly impact the Bank’s capital adequacy. The most recent notification from the FDIC categorized the Bank as “well capitalized” and there have been no conditions or events since that notification that management believes have changed the Bank’s categorization.

As of  June 30, 2026 and December 31, 2025, the Bank's Community Bank Leverage Ratio was 9.01% and 8.56%, respectively, so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The Bank's actual capital amounts and ratios are as follows as of  June 30, 2026 and  December 31, 2025 (dollars in thousands):

			To be Well Capitalized
			under Prompt Corrective
June 30, 2026	Actual		Action Provisions (CBLR)
	Amount	Ratio	Amount	Ratio

Tier 1 (Core) Capital to average total assets Bank	$113,731	9.01%	$113,611	9.00%

			To be Well Capitalized
			under Prompt Corrective
December 31, 2025	Actual		Action Provisions (CBLR)
	Amount	Ratio	Amount	Ratio

Tier 1 (Core) Capital to average total assets Bank	$106,045	8.56%	$111,539	9.00%

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the balances of financial assets measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2026	Total	(Level 1)	(Level 2)	(Level 3)

Debt securities available-for-sale:
U.S. Treasury	$7,902	$7,902	$-	$-
U.S. government agencies	41,903	-	41,903	-
Taxable state and municipal	32,019	-	32,019	-
Tax-exempt state and municipal	82,840	-	82,840	-
U.S. government sponsored enterprise mortgage-backed	57,566	-	57,566	-
Corporate	3,026	-	3,026	-

Total Debt Securities Available-for-Sale	$225,256	$7,902	$217,354	$-

Marketable equity securities	$821	$821	$-	$-

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2025	Total	(Level 1)	(Level 2)	(Level 3)

Debt securities available-for-sale:
U.S. Treasury	$6,502	$6,502	$-	$-
U.S. government agencies	47,838	-	47,838	-
Taxable state and municipal	32,474	-	32,474	-
Tax-exempt state and municipal	85,753	-	85,753	-
U.S. government sponsored enterprise mortgage-backed	45,232	-	45,232	-
Corporate	3,008	-	3,008	-

Total Debt Securities Available-for-Sale	$220,807	$6,502	$214,305	$-

Marketable equity securities	$613	$613	$-	$-

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  These loans currently consist of one-to-four family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2).  As such, the Company records any fair value adjustments on a recurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale at  June 30, 2026 or December 31, 2025.

Collateral Dependent Loans with an ACL

In accordance with ASC 326, the Company  may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the ACL are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. The Bank held seven collateral dependent loans totaling $7.22 million with an allowance at June 30, 2026. The Bank held eight collateral dependent loans totaling $3.29 million with an allowance at December 31, 2025.

Other Real Estate Owned

Other real estate owned (OREO) is measured at fair value less costs to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained, or if declines in value are identified after a recent appraisal is received, appraisal values may be discounted, resulting in a Level 3 estimate. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. Fair value adjustments are recorded in the period incurred and expensed against current earnings. The Bank held no OREO at  June 30, 2026 and  December 31, 2025.

The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of  June 30, 2026 and December 31, 2025 (dollars in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2026	Total	(Level 1)	(Level 2)	(Level 3)

Collateral Dependent, net	$6,111	$-	$-	$6,111

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2025	Total	(Level 1)	(Level 2)	(Level 3)

Collateral Dependent, net	$2,676	$-	$-	$2,676

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value at  June 30, 2026 and December 31, 2025 (in thousands):

		Valuation	Unobservable	Range
June 30, 2026	Fair Value	Technique	Input	(Weighted Average)

Collateral Dependent, net	$6,111	Appraisal of collateral	Appraisal adjustments	20 - 50% (30)%
			Liquidation expenses	0 - 10% (9)%

		Valuation	Unobservable	Range
December 31, 2025	Fair Value	Technique	Input	(Weighted Average)

Collateral Dependent, net	$2,676	Appraisal of collateral	Appraisal adjustments	20 - 50% (31)%
			Liquidation expenses	0 - 10% (9)%

The Company had no financial liabilities measured at fair value on a nonrecurring basis as of  June 30, 2026 or December 31, 2025.

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

The estimated fair values (in thousands) of the Company's financial instruments were as follows at  June 30, 2026 and December 31, 2025.

	Carrying	Fair
June 30, 2026	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$54,031	$54,031	$54,031	$-	$-
Interest-bearing time deposits	3,715	3,678	-	3,678	-
Debt securities available-for-sale	225,256	225,256	7,902	217,354	-
Marketable equity securities	821	821	821	-	-
Restricted investments in bank stock	2,498	2,498	-	2,498	-
Loans, net	914,039	927,085	-	-	927,085
Accrued interest receivable	4,057	4,057	-	4,057	-
Bank owned life insurance	28,552	28,552	-	28,552	-

Financial liabilities:
Deposits	1,120,696	1,119,137	-	1,119,137	-
Repurchase agreements	1,261	1,261	-	1,261	-
FHLB advances	4,500	4,467	-	4,467	-
Senior secured debt	7,367	7,367		7,367
Accrued interest payable	1,457	1,457	-	1,457	-

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Carrying	Fair
December 31, 2025	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$49,010	$49,010	$49,010	$-	$-
Interest-bearing time deposits	5,923	5,938	-	5,938	-
Debt securities available-for-sale	220,807	220,807	6,502	214,305	-
Marketable equity securities	613	613	613	-	-
Restricted investments in bank stock	2,717	2,717	-	2,717	-
Net loans	908,267	893,392	-	-	893,392
Accrued interest receivable	4,039	4,039	-	4,039	-
Bank owned life insurance	28,233	28,233	-	28,233	-

Financial liabilities:
Deposits	1,110,774	1,109,528	-	1,109,528	-
Repurchase agreements	1,589	1,589	-	1,589	-
FHLB advances	5,500	5,486	-	5,486	-
Subordinated debt	9,892	9,892	-	9,892	-
Accrued interest payable	1,969	1,969	-	1,969	-

11.         Earnings Per Share

Earnings Per Share

The Company does not have any common stock equivalents and, therefore, basic earnings per share, which represents net income divided by the weighted average shares outstanding during the period is the same as diluted earnings per share. ESOP shares are considered outstanding for this calculation unless unearned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025

Net income attributable to common stock	$5,257	$1,820	$10,135	$3,626

Denominator:
Weighted average common shares outstanding (basic)	3,405,061	1,858,536	3,405,061	1,858,536
Weighted average common shares outstanding (diluted)	3,405,061	1,858,536	3,405,061	1,858,536

Earnings per share:
Basic	$1.54	$0.98	$2.98	$1.95
Diluted	$1.54	$0.98	$2.98	$1.95

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

12.         Accumulated Other Comprehensive Loss

The following tables provide information about components of accumulated other comprehensive loss as of the dates indicated:

	Net Unrealized Loss on Securities	Accumulated Other Comprehensive Loss
Balance at March 31, 2025	$(3,782)	$(3,782)
Unrealized holding gain on available for sale securities, net of tax $68	256	256
Balance at June 30, 2025	$(3,526)	$(3,526)

Balance at March 31, 2026	$(2,275)	$(2,275)
Unrealized holding loss on available for sale securities, net of tax ($103)	(390)	(390)
Balance at June 30, 2026	$(2,665)	$(2,665)

Balance at December 31, 2024	$(4,424)	$(4,424)
Unrealized holding gain on available for sale securities, net of tax $239	898	898
Balance at June 30, 2025	$(3,526)	$(3,526)

Balance at December 31, 2025	$(1,144)	$(1,144)
Unrealized holding loss on available for sale securities, net of tax ($404)	(1,521)	(1,521)
Balance at June 30, 2026	$(2,665)	$(2,665)

13.        Revenue Recognition

All the revenue from contracts with customers, within the scope of ASC 606 is recognized in Noninterest Income. The following table presents the Company’s sources of Noninterest Income for the three and six months ended June 30, 2026 and 2025, respectively. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Noninterest Income
Service charges on deposit accounts	$275	$130	$549	$261
ATM fees and debit card income	483	187	927	370
Mortgage banking revenue	162	66	334	108
Trust income	386	-	736	-
Investment fee income	85	29	169	78
(Loss) gain on sale of premises *	(7)	-	(7)	52
Net marketable equity security gains (losses) *	214	(10)	209	(3)
Earnings on bank owned life insurance *	162	63	319	126
Other *	129	62	219	120

Total Noninterest Income	$1,889	$527	$3,455	$1,112

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF STEELE BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of the financial condition and results of operations of Steele Bancorp, Inc. (the "Bancorp"). Please refer to the financial statements and other information in this report as well as the Company's 2025 Form 10-K for an understanding of the following discussion and analysis.

Subsequent events have been considered through the date of this filing on Form 10-Q.

The Bancorp is a bank holding company that, through its sole subsidiary Central Penn Bank & Trust (the "Bank”), (collectively, the "Company"), provides full-service banking to individual, municipality and corporate customers. The Bank operates thirteen offices spanning the counties of Union, Snyder, Northumberland and Centre in Northcentral Pennsylvania. Gathering deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and include various types of checking accounts, statement savings, money market accounts, interest checking accounts, individual retirement accounts, and certificates of deposit. Milestone Insurance Services, LLC ("Milestone") was formed in 2003 and is a wholly owned subsidiary of the Bank. Milestone is licensed to sell title insurance. The Company is supervised by the Board of Governors of the Federal Reserve System while the Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities.

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

Merger with Northumberland Bancorp

The Company's merger with Northumberland Bancorp ("NUBC") was completed on August 1, 2025. NUBC was a Pennsylvania corporation that conducted its business primarily through its wholly owned subsidiary The Northumberland National Bank, which operated from a main office in Northumberland, Pennsylvania, and had six branches throughout Central Pennsylvania. NUBC's results are included in our financial statements from the acquisition date forward, impacting comparisons to the prior year first quarter and second quarter.

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

Performance Summary

The following table presents the Company's key ratios and other performance data quarter-to-date as of the periods indicated.

($ in thousands, except per share data)	June 30, 2026	December 31, 2025	June 30, 2025

Operating Highlights:
Net income	$5,257	$5,585	$1,820
Provision for (recovery of) credit losses	119	801	156
Bargain purchase gain	-	477	-
Noninterest income	1,889	2,476	527
Noninterest expense	7,986	8,516	3,132

Balance Sheet Highlights:
Total assets	$1,273,748	$1,261,457	$629,239
Loans, net	914,039	908,267	426,977
Core deposit intangible, net	12,218	13,551	-
Total deposits
Noninterest-bearing	222,855	221,306	81,741

Savings	172,578	164,133	73,995
NOW	262,466	268,818	190,879
Money Market	115,163	107,050	34,163
Time Deposits	347,634	349,467	133,830
Total interest-bearing deposits	897,841	889,468	432,867

Core deposits (1)	773,062	761,307	380,778

Net Interest Margin (GAAP & Non-GAAP)
Net interest income (GAAP)	$12,655	$12,254	$4,988
Tax equivalent adjustment	215	231	102
Net interest income (fully taxable equivalent) (Non-GAAP)	12,870	12,485	5,090

Annualized fully tax-equivalent net interest margin (Non-GAAP)	4.38%	4.32%	3.48%
Annualized net interest margin (GAAP)	4.31%	4.24%	3.41%

Selected Ratios:
Annualized return on average assets	1.65%	1.77%	1.20%
Annualized return on average equity	16.92%	18.60%	12.36%

Capital Ratios - Central Penn Bank & Trust:
Leverage ratio	9.01%	8.56%	9.79%

Per Share Data:
Earnings per share	$1.54	$1.64	$0.98
Dividend declared per share	0.76	0.75	0.74
Book Value	36.54	34.77	31.78
Common stock price:
Last trade	43.34	28.55	26.10
Weighted average common shares	3,405,061	3,405,061	1,858,536

Allowance for Loan Credit Losses on Loans:
Beginning balance	$9,755	$9,512	$4,451
Merger adjustments	-	-	-
Provision for credit losses	212	361	192
Charge-Offs	(35)	-	(16)
Recoveries	2	31	9
Ending balance	$9,934	$9,904	$4,636

(1) Core deposits are defined as total deposits less time deposits.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total assets at June 30, 2026, were $1.27 billion, an increase of $12.29 million, or 1.0 percent from $1.26 billion at December 31, 2025.  The increase in total assets was primarily due to an increase in total deposits of $9.92 million, an increase of $4.45 million in debt securities available for sale and an increase of $5.80 million in loans.

Total average assets increased 2.05 percent from $1.25 billion at December 31, 2025 to $1.28 billion at June 30, 2026.  Average earning assets were $1.15 billion at December 31, 2025 and $1.18 billion at June 30, 2026. Average interest-bearing liabilities were $895.90 million at December 31, 2025 and $907.52 million at June 30, 2026.

Cash and cash equivalents increased $5.02 million or 10.2 percent from $49.01 million at December 31, 2025 to $54.03 million at June 30, 2026. The increase is primarily related to increased interest-bearing demand deposits.

Loans increased $5.80 million to $923.97 million at June 30, 2026 from $918.17 million at December 31, 2025.

Interest bearing deposits increased  $8.37 million to $897.84 million at June 30, 2026 from $889.47 million at December 31, 2025. Noninterest-bearing deposits increased 0.7 percent, or $1.55 million from $221.31 million at December 31, 2025 to $222.86 million at June 30, 2026.

Total stockholders' equity increased by $6.03 million, or 5.1 percent, from $118.40 million at December 31, 2025, to $124.43 million at June 30, 2026. Accumulated other comprehensive loss increased from $1.14 million as of December 31, 2025 to $2.67 million as of June 30, 2026.

The loan-to-deposit ratio is a key measurement of liquidity and lending efficiency. Our loan-to-deposit ratio was 82.4% as of June 30, 2026 compared to 82.7% at December 31, 2025. The Company continues to have an optimal loan-to-deposit ratio, which indicates profitability and liquidity are balanced, the Company is able to earn interest on loans while maintaining sufficient funds to meet withdrawal demands.

Management believes that the asset/liability mix and the interest rate risk associated with the balance sheet are within manageable parameters. Constant monitoring using asset/liability reports and interest rate risk scenarios are in place along with quarterly asset/liability management meetings on the committee level by the Company’s Board of Directors.

Investment Securities

Debt Securities – Available for Sale

Debt securities available-for-sale increased by $4.45 million to $225.26 million at June 30, 2026 from $220.81 million at December 31, 2025. Within the portfolio U.S. treasury securities increased by $1.40 million, U.S. government agencies decreased $5.94 million, U.S. government sponsored enterprise mortgage-backed securities increased $12.33 million, tax exempt state and municipal bonds decreased $2.91 million, and taxable state and municipal securities decreased $455 thousand. Gross unrealized losses increased from $2.96 million as of December 31, 2025 to $3.84 million as of June 30, 2026. The fair value of these securities was influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for the various types of agency debt.

Loans

Gross loans receivable increased $6.01 million from $919.24 million at December 31, 2025 to $925.24 million at June 30, 2026.  Commercial mortgages increased $18.30 million and other construction and land development loans decreased $12.23 million due to construction phases ending and loans converting to commercial mortgages.  The percentage change and distribution of the loan portfolio is shown in the table below:

($ In Thousands)			Change
	2026	2025	Amount	%
Commercial	$150,152	$162,775	$(12,623)	(7.8)%
Commercial real estate:
Commercial mortgages	244,760	226,465	18,295	8.1
Other construction and land development loans	25,872	38,102	(12,230)	(32.1)
Secured by farmland	94,050	90,177	3,873	4.3
Residential mortgage:
Multifamily	17,161	13,858	3,303	23.8
1-4 family residential mortgages	342,820	339,000	3,820	1.1
Construction	4,649	3,600	1,049	29.1
Home Equity	34,949	32,745	2,204	6.7
Consumer, other	3,866	4,360	(494)	(11.3)
Consumer, automobile	6,965	8,155	(1,190)	(14.6)
Gross loans	$925,244	$919,237	$6,007	0.7%

Allowance for Credit Losses on Loans ("ACLL")

The allowance for credit losses was $9.93 million at June 30, 2026, compared to $9.90 million at December 31, 2025. This allowance equaled 1.08 percent of total loans, net of unearned income, as of June 30, 2026 and December 31, 2025. The Company recorded a provision for credit losses of $119 thousand for the three months ended June 30, 2026. The Company recorded a recovery of credit losses of $15 thousand for the six months ended June 30, 2026. The credit loss reserve is analyzed quarterly and reviewed by the Company’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the Company’s Board of Directors are held to review new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for credit losses was considered adequate based on delinquency trends and actual loans written off as it relates to the loan portfolio.

Individually Evaluated Loans

Individually evaluated loans were $11.27 million as of June 30, 2026, an increase from $6.83 million as of December 31, 2025.  As of June 30, 2026, there was a required reserve of $1.13 million for individually evaluated loans, as compared to the reserve of $615 thousand at December 31, 2025.  Please see Note 5 within the Company’s Notes to the Consolidated Financial Statements for more information regarding the Company’s loan portfolio as of June 30, 2026 and December 31, 2025.

Collectively Evaluated Loans

Collectively evaluated loans totaled $913.98 million, with an ACL of $8.81 million as of June 30, 2026 and $912.41 million with an ACL of $9.29 million as of December 31, 2025.

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

The allowance for collectively evaluated loans decreased $482 thousand when compared to December 31, 2025 primarily due to the decrease in pooled loan balances in higher loss rate call codes due to loan migration.

Conclusion

Based upon the calculation, management’s current judgements about the credit quality of the loan portfolio, and after considering all known relevant internal and external factors that affect loan collectability, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of June 30, 2026 and December 31, 2025.

Deposits

The average balance and average rate paid on deposits year-to-date for the periods ending June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026		December 31, 2025		Change
	Average	Average	Average	Average	Amount	%
($ In Thousands)	Balance	Rate	Balance	Rate
Non-interest bearing	$225,372	—%	$141,121	—%	$84,251	59.7%
Savings	163,231	0.20	106,177	0.19	57,054	53.7
Now deposits	267,135	1.88	220,181	1.83	46,954	21.3
Money market deposits	111,752	1.14	64,636	1.16	47,116	72.9
Time deposits	350,936	3.57	224,389	3.91	126,547	56.4
Total deposits	$1,118,426	2.14%	$756,504	2.23%	$361,922	47.8%

Borrowed Funds

The average balance of borrowed funds decreased $15.43 million to $15.53 million as of June 30, 2026 from $30.96 million as of December 31, 2025 due primarily to the following:

●	Federal Home Loan Bank Advances average balance decreased $20.20 million to $4.92 million in 2026 from $25.12 million in 2025 due to borrowing payoffs post-merger.
●	Senior Secured Debt average balance increased $166 thousand in 2026 due to a new debt issuance of $7.5 million on June 26, 2026.
●	Subordinated Debt average balance increased $4.23 million to $8.41 million in 2026 from $4.18 million in 2025.

Total borrowed funds consisted of the following year-to-date at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Ending	Average	Average
($ In Thousands)	Balance	Balance	Rate
Securities sold under agreements to repurchase	$1,261	$2,024	3.69%
Federal funds purchased	-	13	0.00%
Federal Home Loan Bank Advances	4,500	4,917	3.65%
Senior Secured Debt	7,367	166	6.00%
Subordinated Debt	-	8,409	4.50%
Total Borrowed Funds	$13,128	$15,529	4.62%

	December 31, 2025
	Ending	Average	Average
($ In Thousands)	Balance	Balance	Rate
Securities sold under agreements to repurchase	$1,589	$1,653	4.42%
Federal funds purchased	-	14	7.14%
Federal Home Loan Bank Advances	5,500	25,117	4.58%
Subordinated Debt	9,892	4,178	4.50%
Total Borrowed Funds	$16,981	$30,962	4.56%

See Note 7 within the Company’s Notes to the Consolidated Financial Statements for more information regarding the Company’s borrowed funds as of June 30, 2026 and December 31, 2025.

Stockholders’ Equity and Capital Adequacy

Details concerning capital ratios at June 30, 2026 and December 31, 2025 are presented in Note 9, “Regulatory Matters,” to the consolidated financial statements for the three and six months ended June 30, 2026 and year ended December 31, 2025 included elsewhere in this document. The Company meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Management believes, as of June 30, 2026, that the Bank met all capital adequacy requirements to which it was subject.

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

The Bank’s total Tier 1 Capital increased $7.69 million to $113.73 million at June 30, 2026 from $106.05 million at December 31, 2025. The Bank’s resulting Tier 1 Leverage Ratio increased to 9.01% at June 30, 2026 from 8.56% at December 31, 2025.

Comparison of Earnings for the Three and Six Months Ended June 30, 2026 and 2025

General: Net income was $5.26 million for the three months ended June 30, 2026, or $1.54 per share, an increase of $3.44 million, or 188.8 percent, compared to net income of $1.82 million, or $0.98 per share, for the three months ended June 30, 2025. Net income was $10.14 million for the six months ended June 30, 2026, or $2.98 per share, an increase of $6.51 million, or 179.5 percent, compared to net income of $3.63 million, or $1.95 per share, for the six months ended June 30, 2025.

Interest Income: Interest income increased $9.84 million, or 127.6 percent, to $17.54 million for the three months ended June 30, 2026, compared with $7.71 million for the three months ended June 30, 2025. Interest income increased $19.61 million, or 129.8 percent, to $34.72 million for the six months ended June 30, 2026, compared with $15.11 million for the six months ended June 30, 2025.

The following tables illustrate the changes in interest income for the three and six months ended June 30, 2026 and 2025:

($ In Thousands)	Three Months Ended
	June 30, 2026		June 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Interest and fees on loans	$14,955	85.2%	$6,735	87.4%	$8,220	122.0%
Interest-bearing deposits in banks and time deposits	388	2.2	121	1.6	267	220.7
Federal funds sold	55	0.3	4	0.1	51	1,275.0
Securities:
Taxable	1,420	8.1	486	6.2	934	192.2
Tax-exempt	589	3.4	292	3.8	297	101.7
Dividends	135	0.8	69	0.9	66	95.7
Total Interest and Dividend Income	$17,542	100.0%	$7,707	100.0%	$9,835	127.6%

($ In Thousands)	Six Months Ended
	June 30, 2026		June 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Interest and fees on loans	$29,660	85.4%	$13,142	86.9%	$16,518	125.7%
Interest-bearing deposits in banks and time deposits	720	2.1	237	1.6	483	203.8
Federal funds sold	119	0.4	10	0.1	109	1,090.0
Securities:
Taxable	2,777	8.0	1,017	6.7	1,760	173.1
Tax-exempt	1,183	3.4	587	3.9	596	101.5
Dividends	259	0.7	117	0.8	142	121.4
Total Interest and Dividend Income	$34,718	100.0%	$15,110	100.0%	$19,608	129.8%

Interest Expense: Interest expense increased by $2.17 million or 79.7 percent to $4.89 million for the three months ended June 30, 2026, compared to $2.72 million for the three months ended June 30, 2025. Interest expense increased by $4.47 million or 83.1 percent to $9.85 million for the six months ended June 30, 2026 compared to $5.38 million for the six months ended June 30, 2025.

The following tables illustrate the changes in interest expense for the three and six months ended June 30, 2026 and 2025:

($ In Thousands)	Three Months Ended
	June 30, 2026		June 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Deposits	$4,728	96.7%	$2,341	86.1%	$2,387	102.0%
Federal Home Loan Bank advances	42	0.9	378	13.9	(336)	(88.9)
Subordinated debt	112	2.3	-	-	112	100.0
Senior secured debt	5	0.1	-	-	5	100.0
Total Interest Expense	$4,887	100.0%	$2,719	100.0%	$2,168	79.7%

($ In Thousands)	Six Months Ended
	June 30, 2026		June 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Deposits	$9,533	96.7%	$4,559	84.7%	$4,974	109.1%
Federal Home Loan Bank advances	89	0.9	820	15.3	(731)	(89.1)
Subordinated debt	225	2.3	-	-	225	100.0
Senior secured debt	5	0.1	-	-	5	100.0
Federal Discount Window borrowings	-	-	1	-	(1)	(100.0)
Total Interest Expense	$9,852	100.0%	$5,380	100.0%	$4,472	83.1%

Net Interest Income: Net interest income before (recovery of) provision for credit losses increased by $7.67 million, or 153.7 percent, to $12.66 million for the three months ended June 30, 2026, compared to $4.99 million for the three months ended June 30, 2025. Net interest income before (recovery of) provision for credit losses increased by $15.14 million, or 155.6 percent, to $24.87 million for the six months ended June 30, 2026, compared to $9.73 million for the six months ended June 30, 2025.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

Three Months Ended June 30,

($ In Thousands)	For the Three Months Ended June 30,
	2026			2025
	(1)			(1)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS :
Tax-exempt loans	$33,522	$276	3.30%	$16,695	$114	2.74%
All other loans	857,281	14,737	6.90%	440,004	6,644	6.06%
Total loans (2)(3)(4)	890,803	15,013	6.76%	456,699	6,758	5.94%
Taxable securities	139,080	1,420	4.10%	58,255	486	3.35%
Tax-exempt securities (3)	85,356	746	3.51%	54,379	370	2.73%
Other securities (7)	10,450	135	5.18%	4,702	69	5.89%
Total securities	234,886	2,301	3.93%	117,336	925	3.16%
Federal funds sold	5,950	55	3.71%	422	4	3.80%
Interest-bearing deposits	46,538	388	3.34%	11,604	122	4.22%
Total interest-earning assets	1,178,177	17,757	6.05%	586,061	7,809	5.34%
Other assets	99,679			23,317
TOTAL ASSETS	$1,277,856			$609,378
LIABILITIES :
Savings	$164,249	83	0.20%	$66,679	34	0.20%
NOW deposits	265,996	1,241	1.87%	189,231	847	1.80%
Money market deposits	113,586	327	1.15%	33,543	100	1.20%
Time deposits	350,411	3,062	3.50%	135,044	1,343	3.99%
Total deposits	894,242	4,713	2.11%	424,497	2,324	2.20%
Securities sold under repurchase agreement	1,625	15	3.70%	1,563	17	4.36%
Fed Funds purchased	25	-	0.00%	2	-	0.00%
Federal Home Loan Bank advances	4,500	42	3.74%	32,948	378	4.60%
Senior secured debt (8)	330	5	6.00%	-	-	0.00%
Subordinated debt (8)	6,794	112	4.50%	-	-	0.00%
Total borrowings	13,274	174	5.26%	34,513	395	4.59%
Total interest-bearing liabilities	907,516	4,887	2.16%	459,010	2,719	2.38%
Demand deposits	228,959			84,058
Other liabilities	16,737			7,258
Stockholders’ equity	124,644			59,052
TOTAL LIABILITIES AND STOCKHOLDERS ‘ EQUITY	$1,277,856			$609,378
Interest rate spread (6)			3.89%			2.97%
Net interest income/margin (5)		$12,870	4.38%		$5,090	3.48%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2026 and 2025.
(4)	Nonaccrual loans have been included with loans for the purpose of analysis. Nonaccrual loans totaled $7.37 million and $179 thousand as of June 30, 2026 and 2025, respectively.
(5)	Net interest margin (Non-GAAP) is computed by dividing tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Average balance includes restricted investments in bank stock and money market funds.
(8)	The fixed interest rate of 4.50% for subordinated debt and 6.00% for senior secured debt is used in lieu of average rate due to interest expense including other expenses such as amortization expense of fair value adjustments and issuance costs.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

Six Months Ended June 30,

($ In Thousands)	For the Six Months Ended June 30,
	2026			2025
	(1)			(1)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS :
Tax-exempt loans	$34,905	$565	3.26%	$17,351	$249	2.89%
All other loans	883,468	29,214	6.67%	434,115	12,944	6.01%
Total loans (2)(3)(4)	918,373	29,779	6.54%	451,466	13,193	5.89%
Taxable securities	136,496	2,777	4.10%	60,598	1,017	3.38%
Tax-exempt securities (3)	86,057	1,497	3.51%	54,808	743	2.73%
Other securities (7)	10,780	259	4.85%	4,831	117	4.88%
Total securities	233,333	4,533	3.92%	120,237	1,877	3.15%
Federal funds sold	6,660	119	3.60%	520	10	3.88%
Interest-bearing deposits	43,607	720	3.33%	11,596	238	4.14%
Total interest-earning assets	1,201,973	35,151	5.90%	583,819	15,318	5.29%
Other assets	70,120			22,810
TOTAL ASSETS	$1,272,093			$606,629
LIABILITIES :
Savings	$163,231	161	0.20%	$66,885	68	0.21%
Now deposits	267,135	2,488	1.88%	187,949	1,647	1.77%
Money market deposits	111,752	634	1.14%	33,752	197	1.18%
Time deposits	350,936	6,213	3.57%	132,316	2,611	3.98%
Total deposits	893,054	9,496	2.14%	420,902	4,523	2.17%
Securities sold under repurchase agreement	2,024	37	3.69%	1,591	37	4.69%
Fed Funds purchased	13	-	0.00%	28	1	7.20%
Federal Home Loan Bank advances	4,917	89	3.65%	36,550	820	4.52%
Senior secured debt (8)	166	5	6.00%	-	-	0.00%
Subordinated debt (8)	8,409	225	4.50%	-	-	0.00%
Total borrowings	15,529	356	4.62%	38,169	858	4.53%
Total interest-bearing liabilities	908,583	9,852	2.19%	459,071	5,381	2.36%
Demand deposits	225,372			82,370
Other liabilities	15,149			7,174
Stockholders’ equity	122,989			58,014
TOTAL LIABILITIES AND STOCKHOLDERS ‘ EQUITY	$1,272,093			$606,629
Interest rate spread (6)			3.71%			2.93%
Net interest income/margin (5)		$25,299	4.24%		$9,937	3.43%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2026 and 2025.
(4)	Nonaccrual loans have been included with loans for the purpose of analysis. Nonaccrual loans totaled $7.37 million and $179 thousand as of June 30, 2026 and 2025, respectively.
(5)	Net interest margin (Non-GAAP) is computed by dividing tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Average balance includes restricted investments in bank stock and money market funds.
(8)	The fixed interest rate of 4.50% for subordinated debt and 6.00% for senior secured debt is used in lieu of the average rate due to interest expense including other expenses such as amortization expense of fair value adjustments and issuance costs.

Reconcilement of Taxable Equivalent Net Interest Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ In Thousands)	2026	2025	2026	2025
Total interest income (GAAP)	$17,542	$7,707	$34,718	$15,110
Total interest expense (GAAP)	4,887	2,719	9,852	5,380
Net interest income (GAAP)	12,655	4,988	24,866	9,730
Tax equivalent adjustment	215	102	433	207
Net interest income (fully taxable equivalent) (Non-GAAP)	$12,870	$5,090	$25,299	$9,937

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income on a tax equivalent basis, the tables below reflects these changes for June 30, 2026 versus 2025:

($ In Thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026 vs 2025			2026 vs 2025
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$127	$35	$162	$268	$47	$315
Loans	6,737	1,356	8,093	14,129	2,141	16,270
Taxable investment securities	750	184	934	1,409	351	1,760
Tax-exempt investment securities	241	135	376	484	271	755
Other securities	79	(13)	66	143	(1)	142
Federal funds sold	52	(1)	51	114	(5)	109
Interest bearing deposits	329	(63)	266	593	(111)	482
Total interest-earning assets	8,315	1,633	9,948	17,140	2,693	19,833
Interest expense:
Savings	50	(1)	49	96	(3)	93
NOW deposits	351	43	394	716	125	841
Money market deposits	235	(8)	227	449	(12)	437
Time deposits	2,012	(293)	1,719	4,092	(490)	3,602
Securities sold under repurchase agreements	1	(3)	(2)	9	(9)	-
Federal funds purchased	-	-	-	-	(1)	(1)
Federal Home Loan Bank advances	(296)	(40)	(336)	(641)	(90)	(731)
Senior secured debt	3	2	5	3	2	5
Subordinated debt	56	56	112	113	112	225
Total interest-bearing liabilities	2,412	(244)	2,168	4,837	(366)	4,471
Change in net interest income (fully taxable equivalent)	$5,903	$1,877	$7,780	$12,303	$3,059	$15,362

Provision for (Recovery of) Credit Losses: During the second quarter of 2026, the Company recorded a $212 thousand provision for the allowance for credit losses for loans. The Company recorded a recovery of credit losses for off balance sheet credit exposures of $93 thousand for the three months ended June 30, 2026.  As of the three months ended June 30, 2025 the Company recorded a $192 thousand provision for credit losses for loans and a $36 thousand recovery of credit losses for off balance sheet credit exposures. The Company recorded a provision for credit losses for loans of $78 thousand and a recovery of credit losses for off balance sheet credit exposures of $93 thousand for the six months ended June 30, 2026, as compared to the $262 thousand provision for loan credit losses for loans and $100 thousand recovery of credit losses for off balance sheet credit exposures recorded for the six months ended June 30, 2025.

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

See Note 5 within the Company’s Notes to the Consolidated Financial Statements for more information regarding the Company’s (recovery of) provision for credit losses as of June 30, 2026.

Noninterest Income for the Three Months Ended: Noninterest income increased by $1.36 million, or 258.4%, to $1.89 million for the three months ended June 30, 2026, from the $527 thousand recognized during the same period of 2025. Service charges on deposit accounts increased by $145 thousand to $275 thousand for the three months ended June 30, 2026 compared to $130 thousand recognized during the same period of 2025. ATM fees and debit card income increased $296 thousand and an addition of trust fee income of $386 thousand was recognized in 2026 when compared to June 30, 2025. Both increases are the direct result of the merger with NUBC.  Net marketable equity security gains increased by $224 thousand for the three months ended June 30, 2026, from the $10 thousand loss recognized during the same period of 2025 due to an increase in market rates in 2026.

($ In Thousands)	Three Months Ended
	June 30, 2026		June 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges on deposit accounts	$275	14.6%	$130	24.7%	$145	111.5%
ATM fees and debit card income	483	25.6	187	35.5	296	158.3
Mortgage banking revenue	162	8.6	66	12.5	96	145.5
Trust income	386	20.4	-	-	386	100.0
Investment fee income	85	4.5	29	5.5	56	193.1
(Loss) gain on sale of premises	(7)	(0.4)	-	-	(7)	(100.0)
Net marketable equity security gains (losses)	214	11.3	(10)	(1.9)	224	(2,240.0)
Earnings on bank owned life insurance	162	8.6	63	11.9	99	157.1
Other	129	6.8	62	11.8	67	108.1
Total non-interest income	$1,889	100.0%	$527	100.0%	$1,362	258.4%

Noninterest Income for the Six Months Ended: Noninterest income increased by $2.34 million, or 210.7%, to $3.46 million for the six months ended June 30, 2026, from the $1.11 million recognized during the same period of 2025. Service charges on deposit accounts increased by $288 thousand to $549 thousand for the six months ended June 30, 2026 compared to $261 thousand recognized during the same period of 2025. ATM fees and debit card income increased $557 thousand and an addition of trust fee income of $736 thousand was recognized in 2026 when compared to June 30, 2025. Both increases are the direct result of the merger with NUBC.  Net marketable equity security gains increased by $212 thousand for the six months ended June 30, 2026, from the $3 thousand loss recognized during the same period of 2025 due to an increase in market rates in 2026.

($ In Thousands)	Six Months Ended
	June 30, 2026		June 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges on deposit accounts	$549	15.9%	$261	23.5%	$288	110.3%
ATM fees and debit card income	927	26.8	370	33.3	557	150.5
Mortgage banking revenue	334	9.7	108	9.7	226	209.3
Trust income	736	21.3	-	-	736	100.0
Investment fee income	169	4.9	78	7.0	91	116.7
(Loss) gain on sale of premises	(7)	(0.2)	52	4.7	(59)	(113.5)
Net marketable equity security gains (losses)	209	6.0	(3)	(0.3)	212	(7,066.7)
Earnings on bank owned life insurance	319	9.2	126	11.3	193	153.2
Other	219	6.4	120	10.8	99	82.5
Total non-interest income	$3,455	100.0%	$1,112	100.0%	$2,343	210.7%

Noninterest Expense for the Three Months Ended: Noninterest expenses increased $4.85 million or 155.0 percent, from $3.13 million for the three months ended June 30, 2025, to $7.99 million for the three months ended June 30, 2026. The increase was largely due to an increase of $2.55 million in salaries and employee benefit expenses due to the merger with NUBC, an increase in amortization of core deposit intangible of $666 thousand as a result of the merger with NUBC for which there was no comparable expense during 2025, a $331 thousand increase in net occupancy and equipment expense, a $298 thousand increase in data processing fees and by a $766 thousand increase in other expenses, including but not limited to amortization expense of acquired assets and liabilities, software expense and ATM expense due to increased utilization and volume due to the merger.

($ In Thousands)	Three Months Ended
	June 30, 2026		June 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,439	55.6%	$1,892	60.4%	$2,547	134.6%
Net occupancy and equipment expense	627	7.9	296	9.5	331	111.8
Amortization of core deposit intangible	666	8.3	-	-	666	100.0
Data processing fees	467	5.8	169	5.4	298	176.3
Pennsylvania shares tax	246	3.1	109	3.5	137	125.7
Professional fees	184	2.3	33	1.0	151	457.6
Advertising expense	68	0.9	44	1.4	24	54.5
FDIC deposit insurance	139	1.7	68	2.2	71	104.4
Gain on sale of OREO	(52)	(0.7)	-	-	(52)	(100.0)
Merger-related expenses	-	-	85	2.7	(85)	(100.0)
Other	1,202	15.1	436	13.9	766	175.7
Total non-interest expense	$7,986	100.0%	$3,132	100.0%	$4,854	155.0%

Noninterest Expense for the Six Months Ended: Noninterest expenses increased $9.75 million or 156.6 percent, from $6.23 million for the six months ended June 30, 2025, to $15.98 million for the six months ended June 30, 2026. The increase was largely due to an increase of $5.18 million in salaries and employee benefit expenses due to the merger with NUBC, an increase in amortization of core deposit intangible of $1.33 million as a result of the merger with NUBC for which there was no comparable expense during 2025, a $649 thousand increase in net occupancy and equipment expense, a $563 thousand increase in data processing fees and by a $1.56 million increase in other expenses, including but not limited to amortization expense of acquired assets and liabilities, software expense and ATM expense due to increased utilization and volume due to the merger.

($ In Thousands)	Six Months Ended
	June 30, 2026		June 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$8,863	55.5%	$3,687	59.2%	$5,176	140.4%
Net occupancy and equipment expense	1,247	7.8	598	9.6	649	108.5
Amortization of core deposit intangible	1,333	8.3	-	-	1,333	100.0
Data processing fees	909	5.7	346	5.5	563	162.7
Pennsylvania shares tax	477	3.0	223	3.6	254	113.9
Professional fees	342	2.1	79	1.3	263	332.9
Advertising expense	126	0.8	75	1.2	51	68.0
FDIC deposit insurance	319	2.0	136	2.2	183	134.6
Gain on sale of OREO	(34)	(0.2)	-	-	(34)	(100.0)
Merger-related expenses	-	-	248	4.0	(248)	(100.0)
Other	2,396	15.0	835	13.4	1,561	186.9
Total non-interest expense	$15,978	100.0%	$6,227	100.0%	$9,751	156.6%

Provision for Income Taxes: The Company recorded income tax provision of $1.18 million in the second quarter of 2026, an increase of $775 thousand, or 190.4 percent, compared to $407 thousand in the second quarter of 2025.  The Company recorded income tax provision of $2.22 million for the six months ended June 30, 2026, an increase of $1.40 million, or 168.8 percent, compared to $827 thousand for the six months ended June 30, 2025. The increase in income tax provision was due to higher taxable income in 2026 as compared to 2025 due to the merger with NUBC. The Company's effective tax rate decreased to 18.0% at June 30, 2026, compared to 18.6% at June 30, 2025.   The effective tax rate was greater in 2025 as a result of non-deductible merger expenses of $248 thousand during the six months ended June 30, 2025.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and saving withdrawals.  While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At June 30, 2026, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $448.13 million.

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

	Changes in Projected Net Interest Income
	as of June 30,
Rate Shift (basis points)	2026	2025
400	-1.82%	-11.12%
300	-1.01%	-7.86%
200	-2.40%	-4.80%
100	0.12%	-2.26%
(-)100	0.10%	2.31%
(-)200	-3.11%	0.94%
(-)300	-8.56%	-3.19%
(-)400	-8.88%	-4.19%

Results of the net interest income simulation indicate that the Company is liability sensitive as of June 30, 2026 and June 30, 2025. The simulation process requires certain estimates and assumptions including, but not limited to, asset growth, the mix of assets and liabilities, the interest rate environment and local and national economic conditions. Asset growth and the mix of assets can, to a degree, be influenced by management. Other areas, such as the interest rate environment and economic factors, cannot be controlled. In addition, competitive pressures can make it difficult to price deposits and loans in a manner that optimally minimizes interest rate risk. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes; changes in market conditions and customer behavior; and changes in management strategies.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2026, as required by paragraph (d) Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

At June 30, 2026, the Company was not involved in any legal proceedings other than routine legal proceedings in the ordinary course of business, which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by government authorities.

Item 1A. Risk Factors

There were no material changes to the Company's risk factors as discussed in its Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) There was no information the Company was required to disclose in a report on Form 8-K during the fiscal quarter ended  June 30, 2026 that was not disclosed.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the fiscal quarter ended June 30, 2026.

(c) During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE BANCORP, INC.

/s/ Jeffrey J. Kapsar

Date: August 12, 2026	By:
Jeffrey J. Kapsar, President and Chief Executive Officer

/s/ Thomas C. Graver, Jr.

By:
Thomas C. Graver, Jr. Senior Executive Vice President and Chief Financial Officer