Form 10-Q
period 2026-09-30
STEELE BANCORP INC
filed 2026-11-12
CIK 779227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026.

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

As of  November 12, 2026, the registrant had 3,405,061 shares of voting common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Steele Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2026	2025 *
Assets
Cash and due from banks	$12,442	$7,633
Interest-bearing demand deposits	41,155	35,204
Federal funds sold	15,056	6,173

Total cash and cash equivalents	68,653	49,010

Interest-bearing time deposits	3,466	5,923
Debt securities available-for-sale, at fair value	225,729	220,807
Marketable equity securities, at fair value	828	613
Restricted investments in bank stock, at cost	2,450	2,717

Loans held for sale	315	-

Loans	911,216	918,171
Allowance for credit losses	(10,431)	(9,904)

Loans, net	900,785	908,267

Premises and equipment, net	17,860	17,928
Accrued interest receivable	3,976	4,039
Other real estate owned	65	-
Core deposit intangible, net	11,596	13,551
Bank owned life insurance	28,715	28,233
Net deferred tax asset	4,143	4,136
Other assets	6,652	6,233

Total Assets	$1,275,233	$1,261,457

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing deposits	$142,010	$221,306
Interest-bearing deposits	981,310	889,468

Total deposits	1,123,320	1,110,774

Repurchase agreements	1,446	1,589
Federal Home Loan Bank advances	4,500	5,500
Senior secured debt, net	7,374	-
Subordinated debt, net	-	9,892
Accrued interest payable	1,426	1,969
Other liabilities	10,486	13,334

Total Liabilities	1,148,552	1,143,058
Commitments and Contingencies

Redeemable Common Stock Held By Employee Stock Ownership Plan	7,085	4,600

Stockholders' Equity
Common stock, par value $1.00 per share; authorized 5,000,000 shares; issued 3,706,725 shares; outstanding 3,405,061 shares as of September 30, 2026 and December 31, 2025, respectively.	3,707	3,707
Capital surplus	40,595	40,595
Retained earnings	95,981	82,972
Accumulated other comprehensive loss	(5,871)	(1,144)
Treasury stock, at cost: 2026: 301,664 shares; 2025: 301,664 shares	(7,731)	(7,731)

Total Stockholders' Equity	126,681	118,399

Less maximum cash obligation to ESOP shares	7,085	4,600
Total Stockholders’ Equity Less Maximum Cash Obligations Related to ESOP Shares	119,596	113,799

Total Liabilities and Stockholders' Equity	$1,275,233	$1,261,457

See accompanying notes to consolidated financial statements

* Derived from consolidated audited financial statements

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$15,864	$12,232	$45,532	$25,372
Interest-bearing deposits in banks and time deposits	319	316	1,039	553
Federal funds sold	87	45	205	55
Securities:
Taxable	1,482	1,224	4,259	2,244
Tax-exempt	587	501	1,771	1,089
Dividends	109	101	367	215

Total Interest and Dividend Income	18,448	14,419	53,173	29,528

Interest Expense
Deposits	4,664	4,222	14,197	8,781
Federal Home Loan Bank advances	42	258	130	1,078
Subordinated debt	-	75	225	76
Senior secured debt	116	-	121	-

Total Interest Expense	4,822	4,555	14,673	9,935

Net Interest Income	13,626	9,864	38,500	19,593

Provision for credit losses - loans	625	4,228	703	4,490
Provision for (recovery of) credit losses - off balance sheet credit exposures	8	-	(85)	(100)
Provision for credit losses	633	4,228	618	4,390

Net Interest Income after provision for (recovery of) credit losses	12,993	5,636	37,882	15,203

Noninterest Income
Service charges on deposit accounts	326	225	875	486
ATM fees and debit card income	467	368	1,395	738
Mortgage banking revenue	206	134	582	243
Trust income	386	124	1,122	124
Investment fee income	81	5	249	83
(Loss) gain on disposal of premises	(20)	-	(27)	52
Loss on sale of securities	-	(8)	-	(8)
Net marketable equity security gains	6	60	215	57
Earnings on bank owned life insurance	164	130	482	256
Bargain purchase gain	-	17,827	-	17,827
Other	103	167	273	287

Total Noninterest Income	1,719	19,032	5,166	20,145

Noninterest Expense
Salaries and employee benefits	4,437	4,310	13,345	7,997
Net occupancy and equipment expense	586	442	1,833	1,040
Amortization of core deposit intangible	622	444	1,955	444
Data processing fees	662	252	1,571	598
Pennsylvania shares tax	237	108	714	332
Professional fees	100	112	441	191
Advertising expense	148	67	274	141
FDIC deposit insurance	150	127	469	263
Other real estate owned expense (income), net	32	(24)	(2)	(14)
Merger-related expenses	-	3,873	-	4,120
ATM expense	218	187	730	337
Other	930	988	2,770	1,664

Total Noninterest Expense	8,122	10,886	24,100	17,113

Income Before Income Taxes	6,590	13,782	18,948	18,235

Income Taxes	1,128	105	3,351	932

Net Income	$5,462	$13,677	$15,597	$17,303

Earnings Per Share - Basic and Diluted	$1.60	$4.77	$4.58	$7.87

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$5,462	$13,677	$15,597	$17,303

Other Comprehensive (Loss) Income

Unrealized holding (loss) gain on debt securities available-for-sale, net of income taxes of ($852) and $620 as of the three months ended and ($1,256) and $859 as of the nine months ended, respectively	(3,206)	2,333	(4,727)	3,231

Reclassification adjustment for losses on available-for-sale securities included in net income, net of income taxes of $-0- and $2 for the three and nine months ended, respectively	-	6	-	6

Other comprehensive (loss) income	(3,206)	2,339	(4,727)	3,237

Total Comprehensive Income	$2,256	$16,016	$10,870	$20,540

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

				Accumulated Other			Maximum Cash Obligation
	Common Stock	Capital Surplus	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Unearned ESOP Shares	Related to ESOP Shares	Total
Balance, December 31, 2024	$2,160	$1,899	$64,013	$(4,424)	$(7,731)	$-	$(1,877)	$54,040

Net income	-	-	1,806	-	-	-	-	1,806
Other comprehensive income	-	-	-	642	-	-	-	642
Change related to ESOP shares	-	-	-	-	-	-	75	75
Balance, March 31, 2025	$2,160	$1,899	$65,819	$(3,782)	$(7,731)	$-	$(1,802)	$56,563

Net income	-	-	1,820	-	-	-	-	1,820
Other comprehensive income	-	-	-	256	-	-	-	256
Change related to ESOP shares	-	-	-	-	-	-	(148)	(148)
Cash dividends declared ($0.74 per share)	-	-	(1,375)	-	-	-	-	(1,375)
Balance, June 30, 2025	$2,160	$1,899	$66,264	$(3,526)	$(7,731)	$-	$(1,950)	$57,116

Net income	-	-	13,677	-	-	-	-	13,677
Other comprehensive income	-	-	-	2,339	-	-	-	2,339
NUBC Acquisition	1,547	38,696	-	-	-	-	-	40,243
Unearned ESOP shares assumed	-	-	-	-	-	(425)	-	(425)
Change related to ESOP shares	-	-	-	-	-	-	(2,212)	(2,212)
Balance, September 30, 2025	$3,707	$40,595	$79,941	$(1,187)	$(7,731)	$(425)	$(4,162)	$110,738

				Accumulated Other		Maximum Cash Obligation
	Common Stock	Capital Surplus	Retained Earnings	Comprehensive (Loss)	Treasury Stock	Related to ESOP Shares	Total
Balance, December 31, 2025	$3,707	$40,595	$82,972	$(1,144)	$(7,731)	$(4,600)	$113,799

Net income	-	-	4,878	-	-	-	4,878
Other comprehensive loss	-	-	-	(1,131)	-	-	(1,131)
Change related to ESOP shares	-	-	-	-	-	(1,039)	(1,039)
Balance, March 31, 2026	$3,707	$40,595	$87,850	$(2,275)	$(7,731)	$(5,639)	$116,507

Net income	-	-	5,257	-	-	-	5,257
Other comprehensive loss	-	-	-	(390)	-	-	(390)
Change related to ESOP shares	-	-	-	-	-	(935)	(935)
Cash dividends declared ($0.76 per share)	-	-	(2,588)	-	-	-	(2,588)
Balance, June 30, 2026	$3,707	$40,595	$90,519	$(2,665)	$(7,731)	$(6,574)	$117,851

Net income	-	-	5,462	-	-	-	5,462
Other comprehensive loss	-	-	-	(3,206)	-	-	(3,206)
Change related to ESOP shares	-	-	-	-	-	(511)	(511)
Balance, September 30, 2026	$3,707	$40,595	$95,981	$(5,871)	$(7,731)	$(7,085)	$119,596

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
Cash Flows from Operating Activities	2026	2025
Net income	$15,597	$17,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	672	417
Net accretion of acquisition accounting adjustments	(1,405)	(242)
Net accretion of discounts and premiums on securities	(1,099)	(542)
Bargain purchase gain	-	(17,827)
Deferred income tax expense (benefit)	1,250	(335)
Provision for credit losses - loans	703	4,490
Decrease in accrued interest receivable	63	81
(Decrease) in accrued interest payable	(543)	(239)
(Increase) in cash surrender value of bank owned life insurance	(482)	(256)
Net marketable equity security gains	(215)	(57)
Origination of loans held for sale	(5,134)	(2,922)
Proceeds from loans sold	4,991	3,087
Gain on sale of loans	(172)	(104)
Loss (gain) on disposition of premises and equipment	27	(52)
Realized loss on sale of securities	-	8
Gain on sale of foreclosed real estate	-	(36)
Change in other assets and liabilities, net	(3,590)	3,149

Net Cash Provided by Operating Activities	10,663	5,923

Cash Flows from Investing Activities
Debt securities available-for-sale:
Purchases	(40,223)	(3,946)
Proceeds from paydowns, maturities and calls	30,414	17,825
Proceeds from sales	-	48,641
Net decrease (increase) in loans	10,870	(36,390)
Decrease of interest-bearing time deposits	2,457	2,715
Decrease in restricted investments in bank stock	267	2,468
Proceeds from sale of premises and equipment	-	122
Proceeds from sale of foreclosed real estate	-	113
Purchases of premises and equipment	(691)	(87)
Cash acquired in the acquisition of NUBC, net of cash paid	-	43,399

Net Cash Provided by Investing Activities	3,094	74,860

Cash Flows from Financing Activities
Increase in deposits	12,243	20,210
Repayment of Federal Home Loan Bank advances and Federal Funds Purchased	(1,000)	(55,050)
Repayment of Subordinated Debt	(10,000)	-
Senior debt issuance cost	(126)	-
Proceeds from Senior Debt	7,500	-
(Decrease) increase in repurchase agreements	(143)	271
Dividends paid on common stock	(2,588)	(1,375)

Net Cash Provided by (Used in) Financing Activities	5,886	(35,944)

Net increase in cash and cash equivalents	19,643	44,839

Cash and Cash Equivalents, Beginning of Year	49,010	9,179

Cash and Cash Equivalents, End of Period	$68,653	$54,018

Supplementary Cash Flows Information
Interest paid	$14,805	$9,975
Income taxes paid	$-	$1,327
Supplementary Disclosure of Noncash Transactions
Other real estate acquired in settlement of loans	$65	$77
Change in maximum cash obligation related to ESOP shares	$2,485	$2,285
ROU assets acquired in exchange for lease liabilities	$-	$132

See accompanying notes to consolidated financial statements.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

1.         Description of Business and Summary of Significant Accounting Policies

Steele Bancorp, Inc. (the "Bancorp") is a Pennsylvania Corporation organized as the holding company of Central Penn Bank & Trust (the "Bank") (collectively, the "Company"). The Bank is a state chartered commercial bank located in Mifflinburg, Pennsylvania, whose principal sources of revenues are derived from its commercial, mortgage, residential real estate, and consumer loan financing as well as a variety of deposit services provided to customers serviced by its twelve offices. Milestone Insurance Services, LLC ("Milestone") was formed in 2003 and is a wholly owned subsidiary of the Bank. Milestone is licensed to sell title insurance. The Bancorp is supervised by the Board of Governors of the Federal Reserve System while the Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities.

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

Application of the principles of GAAP and practices within the banking industry requires management to make estimates, assumptions and judgements that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions and judgements.  Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgements and as such may have a greater possibility of producing results that could be materially different than originally reported.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses.

The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of results of operations for the full year or any other interim period.  The results of operations for the three and nine months ended September 30, 2026, include results as a merged institution, which impact the comparison to the prior year.  The Company's significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the 2025 Form 10-K.  There have been no significant changes to the application of significant accounting policies since December 31, 2025.

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

During the Measurement Period, the Company recorded adjustments to the fair value of dissenter's shares, estimated fair value of loans, reserve for unfunded commitments, and to adjust other assets and other liabilities.  The Company also recognized a net change in the deferred tax asset due to the measurement period adjustments.  The measurement period has ended and the acquisition accounting is complete.

The Company recorded all loans acquired at the estimated fair value on the acquisition date with no carryover of the related allowance for loan losses. The Company determined the net discounted value of cash flows on gross loans totaling $427.17 million, including 4,101 of Non-Purchase Credit Deteriorated ("PCD") loans and 379 PCD loans. The valuation took into consideration the loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposures, and remaining balances. These Non-PCD loans were segregated into pools based on loan and payment type. The effect of the valuation process was a total net discount $19.20 million.

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

Credit risk was quantified using a probability of default (“PD”)/loss given default (“LGD”) methodology from a market participant perspective and applied to each loan’s outstanding principal balance. PD/LGD rates were tailored to PCD or non-PCD status. Other fair value indicators were quantified using a discounted cash flow methodology, with discounts applied for current market rates, credit risk and liquidity. Cash flows were generated based upon the loans’ underlying characteristics and estimated prepayment speeds.

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

The net effect of the amortization and accretion of premiums and discounts associated with the Company's acquisition accounting adjustments, had the following impact on the Consolidated Statements of Income during the nine months ended September 30, 2026 (dollars in thousands):

Loans (1)	$4,156
Buildings (2)	(60)
Core deposit intangible (3)	(1,955)
Subordinated debt (4)	(108)
Time Deposits (5)	(303)
Wealth management customer list intangible (6)	(187)
Mortgage servicing rights (7)	(161)
Leased building (8)	23

Net impact to income before taxes	$1,405

(1)	Loan acquisition-related fair value adjustments accretion is included in "Interest and fees on loans" in the "Interest and Dividend Income" section of the Company's Consolidated Statements of Income.
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

Notes to Consolidated Financial Statements
(Unaudited)

3.         Securities

The amortized cost and fair value of debt securities available-for-sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows (in thousands):

	September 30, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury	$7,959	$-	$(229)	$7,730	$6,487	$30	$(15)	$6,502
U.S. government agencies	39,330	66	(337)	39,059	47,775	144	(81)	47,838
Taxable state and municipal	30,998	-	(1,100)	29,898	32,336	422	(284)	32,474
Tax exempt state and municipal	83,351	17	(4,173)	79,195	87,467	580	(2,294)	85,753
U.S. government sponsored enterprise mortgage-backed	69,484	39	(1,720)	67,803	45,137	342	(247)	45,232
Corporate	2,038	21	(15)	2,044	3,050	-	(42)	3,008

Total debt securities available-for-sale	$233,160	$143	$(7,574)	$225,729	$222,252	$1,518	$(2,963)	$220,807

Accrued interest receivable on available-for-sale securities totaled $1.48 million and $1.34 million at  September 30, 2026 and December 31, 2025, respectively and is included in Accrued Interest Receivable on the Consolidated Balance Sheets. These amounts were excluded from the estimate of credit losses.

The deferred tax asset for the net unrealized loss on securities available for sale was $1.56 million as of   September 30, 2026 and $302 thousand as of December 31, 2025.  The deferred tax asset is included in Net Deferred Tax Asset on the Consolidated Balance Sheets.

The amortized cost and estimated fair value of debt securities available-for-sale at September 30, 2026, by expected maturity for mortgage-backed securities and debt securities with call features and by contractual maturity for all other securities, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Fair
	Cost	Value

Due in one year or less	$35,104	$34,921
Due after one year through five years	147,585	143,851
Due after five years through ten years	47,748	44,410
Due after ten years	2,723	2,547

Total	$233,160	$225,729

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following tables show the Company's debt securities available-for-sale gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of  September 30, 2026 and  December 31, 2025 (in thousands):

September 30, 2026	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury	$7,730	$229	$-	$-	$7,730	$229
U.S. government agencies	21,523	229	4,281	108	25,804	337
Taxable state and municipal	25,317	772	4,083	328	29,400	1,100
Tax-exempt state and municipal	36,316	776	35,659	3,397	71,975	4,173
U.S. government sponsored enterprise mortgage-backed	48,600	1,452	7,184	268	55,784	1,720
Corporate	-	-	981	15	981	15

Total debt securities available-for-sale	$139,486	$3,458	$52,188	$4,116	$191,674	$7,574

December 31, 2025	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury	$4,012	$15	$-	$-	$4,012	$15
U.S. government agencies	12,254	42	5,183	39	17,437	81
Taxable state and municipal	1,495	6	4,711	278	6,206	284
Tax-exempt state and municipal	7,912	32	41,256	2,262	49,168	2,294
U.S. government sponsored enterprise mortgage-backed	4,958	18	10,604	229	15,562	247
Corporate	1,045	8	1,963	34	3,008	42

Total debt securities available-for-sale	$31,676	$121	$63,717	$2,842	$95,393	$2,963

At September 30, 2026, the $3.46 million unrealized loss (less than 12 months) was attributed to 272 different securities. The $4.12 million unrealized loss (12 months or more) was attributed to 151 securities. At December 31, 2025, the $121 thousand unrealized loss (less than 12 months) was attributed to 87 different securities. The $2.84 million unrealized loss (12 months or more) was attributed to 157 securities. None of the unrealized losses are individually significant. Management believes, based upon an evaluation of the issuers of the debt securities, that the unrealized losses on debt securities were the result of fluctuations in market interest rates subsequent to purchase and not a result of credit risk. Management has the intent and ability to hold investments and does not believe it will have to sell the securities until the earlier of maturity or market price recovery.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no Allowance for Credit Loss on securities available for sale was recorded as of  September 30, 2026 and December 31, 2025. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions.

The Company did not sell or recognize any gain or loss for any securities for the three and nine months ended September 30, 2026.  During the three and nine months ended September 30, 2025, the Company sold available-for-sale securities with a total par value of $52.83 million resulting in a gross pre-tax loss of $8 thousand.

Securities with a carrying value of $158.96 million and $132.90 million at  September 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and for other purposes as required by law.

As of  September 30, 2026 and December 31, 2025, the Company had $828 thousand and $613 thousand, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net change in the unrealized gain (loss) recognized during the period on marketable equity securities	$6	$60	$215	$57

Net gain (loss) recognized in net income during the period on marketable equity securities still held at the reporting date	$6	$60	$215	$57

Restricted Investments in Bank and Other Stock

Restricted investments in bank stock represent required investments in the common stock of correspondent banks and consist of common stock of the Federal Home Loan Bank of Pittsburgh (FHLB) of $2.18 million and $2.44 million at  September 30, 2026 and December 31, 2025, respectively, and other correspondent banks of $45 thousand at  September 30, 2026 and December 31, 2025. Also included as of  September 30, 2026 and December 31, 2025 is other restricted stock of $227 thousand.  As a member of the FHLB, the Bank is required to maintain an investment in FHLB stock based on mortgage loans, advances and other criteria. As no active market exists for this stock, it is carried at cost. All FHLB stock is pledged as collateral for FHLB advances. The Company evaluated its holding of FHLB stock for impairment and deemed the stock to not be impaired at  September 30, 2026 and  December 31, 2025. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based upon review of financial information the FHLB has made publicly available.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

4.         Loans and Other Real Estate Owned ("OREO")

Major categories of loans are summarized as follows as of  September 30, 2026 and  December 31, 2025 (in thousands):

	2026	2025

Commercial	$148,778	$162,775
Commercial real estate	342,269	354,744
Residential mortgage	372,038	356,458
Home equity	39,101	32,745
Consumer	10,255	12,515

	912,441	919,237
Less: net deferred loan fees	(1,225)	(1,066)

Total loans net of deferred loan fees	911,216	918,171

Less: allowance for credit losses	(10,431)	(9,904)

Net Loans	$900,785	$908,267

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for loans, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $2.49 million and $2.69 million at  September 30, 2026 and December 31, 2025, respectively, and is included in Accrued Interest Receivable on the Company’s Consolidated Balance Sheets.

An initial allowance for credit losses on non-PCD loans of $4.01 million was recorded through the provision for credit losses within the Consolidated Statements of Income. At the date of acquisition, of the $446.42 million of loans acquired from NUBC, $53.68 million, or 12.0%, of NUBC’s loan portfolio, was accounted for as PCD loans.

The following table provides details related to the fair value of acquired PCD loans as of August 1, 2025:

(Dollars in Thousands)	Par Value	Purchase (Premium) Discount	Allowance	Initial Purchase Price	Measurement Period Adjustments	Adjusted Purchase Price
Commercial	$18,083	$(891)	$423	$17,615	$-	$17,615
Commercial Real Estate	14,180	(860)	114	13,434	-	13,434
Residential Mortgage	20,073	(437)	178	19,814	-	19,814
Home Equity	1,077	48	7	1,132	1	1,133
Consumer	263	(17)	3	249	-	249
Total	$53,676	$(2,157)	$725	$52,244	$1	$52,245

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following table provides details related to the fair value of acquired Non-PCD loans as of August 1, 2025:

(Dollars in Thousands)	Par Value	Purchase (Premium) Discount	Initial Purchase Price	Measurement Period Adjustments	Adjusted Purchase Price
Commercial	$67,002	$(4,645)	$62,357	$-	$62,357
Commercial Real Estate	82,855	(4,944)	77,911	-	77,911
Residential Mortgage	209,109	(7,169)	201,940	-	201,940
Home Equity	28,180	(971)	27,209	103	27,312
Consumer	5,599	(141)	5,458	-	5,458
Total	$392,745	$(17,870)	$374,875	$103	$374,978

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans at  September 30, 2026 was $12.60 million.  The outstanding principal balance and the carrying amount at  September 30, 2026 and December 31, 2025 of loans acquired in the business combination were as follows:

	September 30, 2026
(Dollars in Thousands)	Acquired Loans - PCD	Acquired Loans - Non-PCD	Acquired Loans - Total

Outstanding Principal Balance	$53,255	$312,631	$365,886

Carrying amount:
Commercial	14,981	49,902	64,883
Commercial Real Estate	19,705	60,413	80,118
Residential Mortgage	17,869	166,527	184,396
Home Equity	34	21,336	21,370
Consumer	-	2,521	2,521

Total Acquired Loans	$52,589	$300,699	$353,288

	December 31, 2025
(Dollars in Thousands)	Acquired Loans - PCD	Acquired Loans - Non-PCD	Acquired Loans - Total

Outstanding Principal Balance	$53,158	$365,113	$418,271

Carrying amount:
Commercial	17,159	56,156	73,315
Commercial Real Estate	16,741	72,823	89,564
Residential Mortgage	18,105	189,920	208,025
Home Equity	36	26,261	26,297
Consumer	-	4,291	4,291

Total Acquired Loans	$52,041	$349,451	$401,492

Other Real Estate Owned

Foreclosed assets held for sale consist of real estate acquired in settlement of foreclosed loans and is initially recorded at fair value less estimated costs to sell at the time of transfer from loans to foreclosed, establishing a new cost basis. Subsequent to the transfer, foreclosed assets are carried at the lower of the adjusted cost or fair value less costs to sell. Additional write-downs are charged against operating expenses. Costs related to the acquisition and holding of foreclosed assets are charged to operations when incurred. The fair value of real estate acquired through foreclosure is generally determined by reference to an outside appraisal. The Company held one commercial real estate property totaling $25 thousand and one residential mortgage loan totaling $40 thousand as foreclosed assets as of  September 30, 2026. The Company did not hold any foreclosed assets as of  December 31, 2025.  At  September 30, 2026 there were two commercial loans, one commercial real estate loan, fifteen residential loans and two home equity loans totaling $4.64 million in the process of foreclosure.  There were two commercial loans, three commercial real estate loans, and fourteen residential loans totaling $5.50 million in the process of foreclosure as of December 31, 2025.

Mortgage Servicing

The Company retains the servicing rights on certain mortgage loans sold to the FHLB and Fannie Mae and receives mortgage banking fee income based upon the principal balance outstanding. The mortgage servicing rights recorded as an asset are not material. Total loans serviced for the FHLB and Fannie Mae amounted to $151.16 million and $159.31 million at  September 30, 2026 and December 31, 2025, respectively. These mortgage loans sold and serviced by the Company are not reflected in the Company’s Consolidated Balance Sheets.

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of  September 30, 2026 and  December 31, 2025 and gross year-to-date charge-offs for the respective periods (in thousands):

	Term Loans by Year of Origination
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total

Commercial
Pass	$8,685	$4,677	$14,276	$5,248	$8,452	$43,967	$47,745	$133,050
Special Mention	-	-	-	4	6	-	468	478
Substandard	-	-	41	339	733	1,189	12,948	15,250
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial – Total	8,685	4,677	14,317	5,591	9,191	45,156	61,161	148,778

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Commercial Real Estate
Pass	20,248	45,236	51,765	37,642	49,840	104,072	21,803	330,606
Special Mention	606	-	-	-	552	1,626	132	2,916
Substandard	97	-	-	289	-	6,611	1,750	8,747
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial Real Estate – Total	20,951	45,236	51,765	37,931	50,392	112,309	23,685	342,269

Current Year Gross Charge-Offs	-	-	-	-	105	-	-	105

Residential Mortgage
Pass	42,891	61,752	36,489	28,353	47,708	145,073	4,303	366,569
Special Mention	-	-	259	231	-	1,265	-	1,755
Substandard	-	-	378	435	106	2,795	-	3,714
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Residential Mortgage – Total	42,891	61,752	37,126	29,019	47,814	149,133	4,303	372,038

Current Year Gross Charge-Offs	-	-	-	-	-	21	-	21

Home Equity
Pass	1,931	512	741	437	5	337	34,987	38,950
Special Mention	-	-	-	-	-	-	81	81
Substandard	-	-	24	-	-	-	46	70
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Home Equity – Total	1,931	512	765	437	5	337	35,114	39,101

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Consumer
Pass	2,597	2,934	2,011	1,467	581	206	258	10,054
Special Mention	12	21	26	28	20	-	-	107
Substandard	-	18	37	2	14	2	-	73
Doubtful	-	-	-	21	-	-	-	21
Loss	-	-	-	-	-	-	-	-

Consumer – Total	2,609	2,973	2,074	1,518	615	208	258	10,255

Current Year Gross Charge-Offs	-	8	3	9	39	4	-	63

Overall – Total	$77,067	$115,150	$106,047	$74,496	$108,017	$307,143	$124,521	$912,441

Current Year Gross Charge-Offs - Total	$-	$8	$3	$9	$144	$25	$-	$189

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Term Loans by Year of Origination
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total

Commercial
Pass	$6,465	$15,341	$7,230	$10,202	$32,215	$30,547	$56,843	$158,843
Special Mention	-	50	405	9	-	418	894	1,776
Substandard	-	-	51	1,097	810	-	198	2,156
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial – Total	6,465	15,391	7,686	11,308	33,025	30,965	57,935	162,775

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Commercial Real Estate
Pass	66,917	56,133	40,313	52,213	48,425	65,335	18,246	347,582
Special Mention	-	-	290	561	-	2,650	9	3,510
Substandard	-	-	3	-	1,680	54	1,915	3,652
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Commercial Real Estate – Total	66,917	56,133	40,606	52,774	50,105	68,039	20,170	354,744

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Residential Mortgage
Pass	57,081	39,475	34,327	53,524	47,866	116,275	3,742	352,290
Special Mention	-	264	156	-	99	2,733	-	3,252
Substandard	-	-	188	-	-	535	193	916
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Residential Mortgage – Total	57,081	39,739	34,671	53,524	47,965	119,543	3,935	356,458

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Home Equity
Pass	4,997	4,217	2,543	2,363	2,371	7,155	9,043	32,689
Special Mention	-	25	-	-	-	31	-	56
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Home Equity – Total	4,997	4,242	2,543	2,363	2,371	7,186	9,043	32,745

Current Year Gross Charge-Offs	-	-	-	-	-	-	-	-

Consumer
Pass	4,172	3,387	2,529	1,306	237	227	554	12,412
Special Mention	-	1	23	22	9	-	1	56
Substandard	-	-	-	22	4	-	-	26
Doubtful	-	-	21	-	-	-	-	21
Loss	-	-	-	-	-	-	-	-

Consumer – Total	4,172	3,388	2,573	1,350	250	227	555	12,515

Current Year Gross Charge-Offs	-	49	12	6	-	5	-	72

Overall – Total	$139,632	$118,893	$88,079	$121,319	$133,716	$225,960	$91,638	$919,237

Current Year Gross Charge-Offs - Total	$-	$49	$12	$6	$-	$5	$-	$72

There were no revolving to term loans as of  September 30, 2026 and December 31, 2025.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by past due and nonaccrual status as of  September 30, 2026 and  December 31, 2025 (in thousands):

		Greater		Total Past
		than 90		Due and		Total
	30-89 Days	Days and	Non-	Non-		Loans
September 30, 2026	Past Due (1)	Accruing	accrual	accrual	Current	Receivable

Commercial	$265	$-	$1,354	$1,619	$147,159	$148,778
Commercial real estate	17	-	2,128	2,145	340,124	342,269
Residential mortgage	3,094	-	3,523	6,617	365,421	372,038
Home equity	594	-	70	664	38,437	39,101
Consumer	226	-	142	368	9,887	10,255

Total	$4,196	$-	$7,217	$11,413	$901,028	$912,441

(1) Excludes any non-accrual loans 30-89 days past due.

		Greater		Total Past
		than 90		Due and		Total
	30-89 Days	Days and	Non-	Non-		Loans
December 31, 2025	Past Due (1)	Accruing	accrual	accrual	Current	Receivable

Commercial	$597	$-	$1,646	$2,243	$160,532	$162,775
Commercial real estate	-	-	2,274	2,274	352,470	354,744
Residential mortgage	3,572	-	2,321	5,893	350,565	356,458
Home equity	180	-	15	195	32,550	32,745
Consumer	248	-	48	296	12,219	12,515

Total	$4,597	$-	$6,304	$10,901	$908,336	$919,237

(1) Excludes any non-accrual loans 30-89 days past due.

The following tables present nonaccrual loans, by loan class, as of  September 30, 2026 and  December 31, 2025 (in thousands):

	Nonaccruals	Nonaccruals
	with No	with an
	Allowance	Allowance
	for Credit	for Credit
September 30, 2026	Losses	Losses

Commercial	$856	$498
Commercial real estate	58	2,070
Residential mortgage	3,315	208
Home equity	70	-
Consumer	121	21

Total	$4,420	$2,797

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Nonaccruals	Nonaccruals
	with No	with an
	Allowance	Allowance
	for Credit	for Credit
December 31, 2025	Losses	Losses

Commercial	$1,148	$498
Commercial real estate	74	2,200
Residential mortgage	1,727	594
Home equity	15	-
Consumer	48	-

Total	$3,012	$3,292

The following tables summarize the activity in the allowance for credit losses by loan class for the nine months ended September 30, 2026 and 2025, and the year ended  December 31, 2025 and information in regard to the allowance for credit losses and the recorded investment in loans receivable by loan class as of  September 30, 2026 and  December 31, 2025 (in thousands):

	Beginning			Provisions	Ending
September 30, 2026	Balance	Charge-offs	Recoveries	(Credits)	Balance

Commercial	$3,320	$-	$1	$(202)	$3,119
Commercial real estate	4,013	(105)	-	537	4,445
Residential mortgage	2,246	(21)	-	180	2,405
Home equity	180	-	-	160	340
Consumer	145	(63)	12	28	122

Total	$9,904	$(189)	$13	$703	$10,431

	Beginning	Merger			Provision	Ending
September 30, 2025	Balance	Adjustments	Charge-Offs	Recoveries	(Credits)	Balance

Commercial	$1,007	$423	$(25)	$4	$1,257	$2,666
Commercial real estate	2,366	114	-	-	1,611	4,091
Residential mortgage	823	178	-	-	1,323	2,324
Home equity	83	7	-	-	176	266
Consumer	100	3	(72)	11	123	165

Total	$4,379	$725	$(97)	$15	$4,490	$9,512

		Initial			Initial
	Beginning	Provision for			Provision for	Provision	Ending
December 31, 2025	Balance	PCD Loans	Charge-Offs	Recoveries	Non-PCD Loans	(Credits)	Balance

Commercial	$1,007	$423	$-	$5	$1,311	$574	$3,320
Commercial real estate	2,366	114	-	-	975	558	4,013
Residential mortgage	823	178	-	-	1,466	(221)	2,246
Home equity	83	7	-	-	184	(94)	180
Consumer	100	3	(72)	15	73	26	145

Total	$4,379	$725	$(72)	$20	$4,009	$843	$9,904

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Allowance for Credit Losses			Loans Receivable
	Ending Balance September 30, 2026			Ending Balance September 30, 2026
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total

Commercial	$498	$2,621	$3,119	$1,354	$147,424	$148,778
Commercial real estate	580	3,865	4,445	6,045	336,224	342,269
Residential mortgage	5	2,400	2,405	3,523	368,515	372,038
Home equity	-	340	340	70	39,031	39,101
Consumer	21	101	122	21	10,234	10,255

Total	$1,104	$9,327	$10,431	$11,013	$901,428	$912,441

	Allowance for Credit Losses			Loans Receivable
	Ending Balance December 31, 2025			Ending Balance December 31, 2025
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial	$498	$2,822	$3,320	$1,646	$161,129	$162,775
Commercial real estate	98	3,915	4,013	2,273	352,471	354,744
Residential mortgage	19	2,227	2,246	2,897	353,561	356,458
Home equity	-	180	180	15	32,730	32,745
Consumer	-	145	145	1	12,514	12,515

Total	$615	$9,289	$9,904	$6,832	$912,405	$919,237

The Company individually evaluates loans for impairment when a loan meets the following criteria: credit risk rated substandard or doubtful and on non-accrual status, or a previously modified loan that is now past due 30 days or more.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral when the borrower is experiencing financial difficulty. Under ASC 326, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of the collateral. The allowance for credit losses is calculated on an individual loan basis on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The following table details the amortized costs of the collateral dependent loans as of  September 30, 2026 and  December 31, 2025 (in thousands):

	Real Estate	Other
September 30, 2026	Collateral	Collateral	Total

Commercial	$1,269	$85	$1,354
Commercial real estate	6,045	-	6,045
Residential mortgage	2,604	-	2,604
Home equity	70	-	70
Consumer	-	-	-

Total	$9,988	$85	$10,073

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Real Estate	Other
December 31, 2025	Collateral	Collateral	Total

Commercial	$1,575	$71	$1,646
Commercial real estate	2,271	-	2,271
Residential mortgage	1,586	-	1,586
Home equity	15	-	15
Consumer	-	-	-

Total	$5,447	$71	$5,518

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

The following table presents the amortized cost basis of loans at  September 30, 2026 and December 31, 2025 that were both experiencing financial difficulty and modified during the nine months ended  September 30, 2026 and the year ended December 31, 2025. The percentage of amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each financing receivable is also presented below.  All loan categories with modifications are included in the table below (in thousands):

					Combination		% of Total
					Term Extension		Class of
	Principal	Payment	Term	Interest Rate	and Payment		Financing
September 30, 2026	Forgiveness	Delay	Extension	Reduction	Delay	Total	Receivable

Commercial real estate	$-	$-	$4,014	$-	$-	$4,014	1.2%

Total	$-	$-	$4,014	$-	$-	$4,014	0.4%

					Combination		% of Total
					Term Extension		Class of
	Principal	Payment	Term	Interest Rate	and Payment		Financing
December 31, 2025	Forgiveness	Delay	Extension	Reduction	Delay	Total	Receivable

Commercial	$-	$-	$498	$-	$-	$498	0.3%

Total	$-	$-	$498	$-	$-	$498	0.1%

There were no commitments to lend additional funds under these modifications as of  September 30, 2026.

There was one commercial loan totaling $498 thousand that was modified during the three and nine months ended September 30, 2025.

There was one loan to a borrower experiencing financial difficulty that defaulted during the three and nine months ended September 30, 2026 that was modified in the twelve months prior, this loan is in process of foreclosure as of September 30, 2026.  There were no loans to borrowers experiencing financial difficulty that defaulted during the three and nine months ended September 30, 2025.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses and is included in provision for (recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $632 thousand and $717 thousand at  September 30, 2026 and December 31, 2025, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets. The following tables present the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2026 and 2025 (in thousands):

Allowance for
Credit Losses
Unfunded
Commitments
Beginning balance, December 31, 2025	$717
Recovery of credit losses	(85)
Ending balance, September 30, 2026	$632

Allowance for
Credit Losses
Unfunded
Commitments
Beginning balance, December 31, 2024	$377
Recovery of credit losses	(100)
Ending balance, September 30, 2025	$277

6.          Intangible Assets – Core Deposit Intangible

The Company recorded a core deposit intangible asset in 2025 related to the deposit premium paid for the acquisition of NUBC’s subsidiary, Northumberland National Bank.  This intangible asset is being amortized on a sum of the years digits method over 10 years and has a net carrying value of $11.60 million as of September 30, 2026.  The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.  Amortization of the core deposit intangible amounted to $622 thousand and $1.96 million for the three and nine months ended September 30, 2026, respectively.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

In Thousands
Remainder of 2026	$600
2027	2,288
2028	2,022
2029	1,755
2030	1,488
Thereafter	3,443

Total	$11,596

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

7.         Borrowings and Debt

The Company maintains a borrowing agreement with the Federal Home Loan Bank ("FHLB") of Pittsburgh with an available funding capacity of approximately $498.26 million as of September 30, 2026. This agreement is subject to annual renewal, incurs no service charges, and is secured by FHLB stock and a blanket security agreement on outstanding residential mortgage loans.

FHLB advances consist of separate loans with the FHLB of Pittsburgh as of   September 30, 2026 and  December 31, 2025 as follows (dollars in thousands):

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

The Senior Secured Debt was recorded, net of debt issuance costs of $133 thousand, at an initial carrying amount of $7.37 million. Debt issuance costs are amortized over the term of the Senior Secured Debt as an adjustment of the effective interest rate.  Amortization of debt issuance costs associated with the Senior Secured Debt totaling $7 thousand for the three and nine months ended September 30, 2026 were included in Noninterest Expense on the Consolidated Statements of Income.

The following table illustrates the Senior Secured Debt maturity as of September 30, 2026:

September 30, 2026
Senior Secured Debt Maturity:
Remainder of 2026	$-
2027	1,500
2028	1,500
2029	1,500
2030	1,500
2031	1,500

$7,500

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

8.         Benefits Plans

Section 401(k) Plan

The Company sponsors a contributory defined contribution Section 401(k) plan covering substantially all employees who have completed one year of service, have worked 1,000 hours and have attained age twenty-one. The plan permits employees to make pretax contributions which are matched by the Company up to four percent of the employee's compensation. The Company's contributions were $384 thousand and $170 thousand for the nine months ended September 30, 2026 and 2025, respectively. Contributions made by the Company vest immediately.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP) covering substantially all employees who have completed one year of service, have worked 1,000 hours and have attained age twenty-one. Contributions to the plan are permitted based upon management’s discretion. The Company did not make any contributions to the plan during the nine months ended September 30, 2026 and 2025. Contributions made by the Company vest ratably beginning after the second year of service and are fully vested after an employee completes six years of service. The number of shares held by the plan decreased to 151,690 as of  September 30, 2026 from 161,126 at  December 31, 2025 as a result of normal distributions from the plan.  All shares are allocated to participants.

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

The Company’s maximum cash obligations related to these shares are classified outside stockholders’ equity because the shares are not readily traded and could be put to the Company for cash.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

As of  September 30, 2026 and December 31, 2025, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

As of	September 30, 2026	December 31, 2025

Shares held by the ESOP	151,690	161,126
Fair value per share	$46.71	$28.55
Maximum cash obligation	$7,085,440	$4,600,147

Deferred Directors' Compensation

The Company maintains deferred compensation plans with directors through which the payments of the directors' fees are deferred. The future liability of these agreements, which is payable in ten annual installments, was financed through the purchase of life insurance contracts.

The present value of the future liability of the plans at  September 30, 2026 and  December 31, 2025 was $918 thousand and $912 thousand, respectively, and is included in Other Liabilities in the Consolidated Balance Sheets. The related expenses amounted to $57 thousand and $60 thousand for  September 30, 2026 and September 30, 2025, respectively.

Supplemental Retirement Plans

The Company has an unfunded, non-qualified supplemental executive retirement plan (SERP) for certain key executives. The SERP is designed to provide certain executives, upon attaining age 65, with projected annual distributions. The liability of the SERP at  September 30, 2026 and  December 31, 2025 was $1.80 million and $1.64 million, respectively, and is included in Other Liabilities in the Consolidated Balance Sheets. The related expense amounted to $184 thousand and $129 thousand for the periods ended  September 30, 2026 and September 30, 2025, respectively. The Company offsets the cost of these plans through the purchase of bank-owned life insurance as noted below.

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

The Company recognizes a liability for postretirement benefits provided through an endorsed split-dollar life insurance arrangement. The liability for post-retirement benefits under these arrangements was $1.42 million and $1.43 million at  September 30, 2026 and December 31, 2025, respectively, and is included in Other Liabilities on the Consolidated Balance Sheets. Expense in the nine months ended September 30, 2026 and 2025 was ($5) thousand and $46 thousand, respectively.

The Company holds bank-owned life insurance (BOLI) with a cash value of $28.72 million and $28.23 million at  September 30, 2026 and December 31, 2025, respectively. No additional split-dollar life insurance policies were added during the nine months ended September 30, 2026 or the year-ended December 31, 2025. The Plan provides that the Company and the officers and directors share in the rights to the death benefits of bank owned split-dollar life insurance policies (the "BOLI Policies") and provides for additional compensation to the officers and directors, equal to any income tax consequences related to the Supplemental Plan until retirement. The amount of the BOLI Policies has been calculated so that the projected increases in their cash surrender value will substantially offset the Company's expense related to the Supplemental Retirement Plans. In addition, the BOLI Policies are intended to provide the directors with $100,000 of supplemental life insurance and the executive officers with supplemental life insurance equal to three times salary. Neither the insurance company nor the Company has guaranteed any minimum cash value.

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

As of  September 30, 2026 and December 31, 2025, the Bank's Community Bank Leverage Ratio was 9.47% and 8.56%, respectively, so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The Bank's actual capital amounts and ratios are as follows as of  September 30, 2026 and  December 31, 2025 (dollars in thousands):

			To be Well Capitalized
			under Prompt Corrective
September 30, 2026	Actual		Action Provisions (CBLR)
	Amount	Ratio	Amount	Ratio

Tier 1 (Core) Capital to average total assets Bank	$119,931	9.47%	$101,293	8.00%

			To be Well Capitalized
			under Prompt Corrective
December 31, 2025	Actual		Action Provisions (CBLR)
	Amount	Ratio	Amount	Ratio

Tier 1 (Core) Capital to average total assets Bank	$106,045	8.56%	$111,539	9.00%

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

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the balances of financial assets measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2026	Total	(Level 1)	(Level 2)	(Level 3)

Debt securities available-for-sale:
U.S. Treasury	$7,730	$7,730	$-	$-
U.S. government agencies	39,059	-	39,059	-
Taxable state and municipal	29,898	-	29,898	-
Tax-exempt state and municipal	79,195	-	79,195	-
U.S. government sponsored enterprise mortgage-backed	67,803	-	67,803	-
Corporate	2,044	-	2,044	-

Total Debt Securities Available-for-Sale	$225,729	$7,730	$217,999	$-

Marketable equity securities	$828	$828	$-	$-

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2025	Total	(Level 1)	(Level 2)	(Level 3)

Debt securities available-for-sale:
U.S. Treasury	$6,502	$6,502	$-	$-
U.S. government agencies	47,838	-	47,838	-
Taxable state and municipal	32,474	-	32,474	-
Tax-exempt state and municipal	85,753	-	85,753	-
U.S. government sponsored enterprise mortgage-backed	45,232	-	45,232	-
Corporate	3,008	-	3,008	-

Total Debt Securities Available-for-Sale	$220,807	$6,502	$214,305	$-

Marketable equity securities	$613	$613	$-	$-

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  These loans currently consist of one-to-four family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2).  As such, the Company records any fair value adjustments on a recurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale at  September 30, 2026 or December 31, 2025.

Collateral Dependent Loans with an ACL

In accordance with ASC 326, the Company  may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the ACL are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. The Bank held four collateral dependent loans totaling $6.69 million with an allowance at September 30, 2026. The Bank held eight collateral dependent loans totaling $3.29 million with an allowance at December 31, 2025.

Other Real Estate Owned

Other real estate owned (OREO) is measured at fair value less costs to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained, or if declines in value are identified after a recent appraisal is received, appraisal values may be discounted, resulting in a Level 3 estimate. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. Fair value adjustments are recorded in the period incurred and expensed against current earnings. The Bank held OREO of $65 thousand at September 30, 2026 and none at  December 31, 2025.

The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of  September 30, 2026 and December 31, 2025 (dollars in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2026	Total	(Level 1)	(Level 2)	(Level 3)

Collateral Dependent, net	$5,610	$-	$-	$5,610

OREO	$65	$-	$-	$65

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2025	Total	(Level 1)	(Level 2)	(Level 3)

Collateral Dependent, net	$2,676	$-	$-	$2,676

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value at  September 30, 2026 and December 31, 2025 (in thousands):

		Valuation	Unobservable	Range
September 30, 2026	Fair Value	Technique	Input	(Weighted Average)

Collateral Dependent, net	$5,610	Appraisal of collateral	Appraisal adjustments	20 - 50% (31)%
			Liquidation expenses	0 - 10% (9)%
OREO	$65	Appraisal of collateral	Appraisal adjustments	70% (70)%

		Valuation	Unobservable	Range
December 31, 2025	Fair Value	Technique	Input	(Weighted Average)

Collateral Dependent, net	$2,676	Appraisal of collateral	Appraisal adjustments	20 - 50% (31)%
			Liquidation expenses	0 - 10% (9)%

The Company had no financial liabilities measured at fair value on a nonrecurring basis as of  September 30, 2026 or December 31, 2025.

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

The estimated fair values (in thousands) of the Company's financial instruments were as follows at  September 30, 2026 and December 31, 2025.

	Carrying	Fair
September 30, 2026	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$68,653	$68,653	$68,653	$-	$-
Interest-bearing time deposits	3,466	3,470	-	3,470	-
Debt securities available-for-sale	225,729	225,729	7,730	217,999	-
Marketable equity securities	828	828	828	-	-
Restricted investments in bank stock	2,450	2,450	-	2,450	-
Loans, net	900,785	920,299	-	-	920,299
Accrued interest receivable	3,976	3,976	-	3,976	-
Bank owned life insurance	28,715	28,715	-	28,715	-

Financial liabilities:
Deposits	1,123,320	1,120,795	-	1,120,795	-
Repurchase agreements	1,446	1,446	-	1,446	-
FHLB advances	4,500	4,465	-	4,465	-
Senior secured debt	7,374	7,374		7,374
Accrued interest payable	1,426	1,426	-	1,426	-

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

	Carrying	Fair
December 31, 2025	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$49,010	$49,010	$49,010	$-	$-
Interest-bearing time deposits	5,923	5,938	-	5,938	-
Debt securities available-for-sale	220,807	220,807	6,502	214,305	-
Marketable equity securities	613	613	613	-	-
Restricted investments in bank stock	2,717	2,717	-	2,717	-
Net loans	908,267	893,392	-	-	893,392
Accrued interest receivable	4,039	4,039	-	4,039	-
Bank owned life insurance	28,233	28,233	-	28,233	-

Financial liabilities:
Deposits	1,110,774	1,109,528	-	1,109,528	-
Repurchase agreements	1,589	1,589	-	1,589	-
FHLB advances	5,500	5,486	-	5,486	-
Subordinated debt	9,892	9,892	-	9,892	-
Accrued interest payable	1,969	1,969	-	1,969	-

11.         Earnings Per Share

Earnings Per Share

The Company does not have any common stock equivalents and, therefore, basic earnings per share, which represents net income divided by the weighted average shares outstanding during the period is the same as diluted earnings per share. ESOP shares are considered outstanding for this calculation unless unearned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025

Net income attributable to common stock	$5,462	$13,677	$15,597	$17,303

Denominator:
Weighted average common shares outstanding (basic)	3,405,061	2,867,124	3,405,061	2,198,426
Weighted average common shares outstanding (diluted)	3,405,061	2,867,124	3,405,061	2,198,426

Earnings per share:
Basic	$1.60	$4.77	$4.58	$7.87
Diluted	$1.60	$4.77	$4.58	$7.87

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

12.         Accumulated Other Comprehensive Loss

The following tables provide information about components of accumulated other comprehensive loss as of the dates indicated:

	Net Unrealized Loss on Securities	Accumulated Other Comprehensive Loss
Balance at June 30, 2025	$(3,526)	$(3,526)
Unrealized holding gain on available for sale securities, net of tax $622	2,339	2,339
Balance at September 30, 2025	$(1,187)	$(1,187)

Balance at June 30, 2026	$(2,665)	$(2,665)
Unrealized holding loss on available for sale securities, net of tax ($852)	(3,206)	(3,206)
Balance at September 30, 2026	$(5,871)	$(5,871)

Balance at December 31, 2024	$(4,424)	$(4,424)
Unrealized holding gain on available for sale securities, net of tax $861	3,237	3,237
Balance at September 30, 2025	$(1,187)	$(1,187)

Balance at December 31, 2025	$(1,144)	$(1,144)
Unrealized holding loss on available for sale securities, net of tax ($1,256)	(4,727)	(4,727)
Balance at September 30, 2026	$(5,871)	$(5,871)

The following table presents the amounts reclassified out of accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2026 and 2025:

(In Thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about accumulated other comprehensive loss	2026	2025	Affected Line Item in the Consolidated Statement of Income

Net realized losses on available-for-sale debt securities	$-	$(8)	Loss on sale of securities
Income tax effect	-	2	Income taxes
	$-	$(6)

13.        Revenue Recognition

All the revenue from contracts with customers, within the scope of ASC 606 is recognized in Noninterest Income. The following table presents the Company’s sources of Noninterest Income for the three and nine months ended September 30, 2026 and 2025, respectively. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Noninterest Income
Service charges on deposit accounts	$326	$225	$875	$486
ATM fees and debit card income	467	368	1,395	738
Mortgage banking revenue	206	134	582	243
Trust income	386	124	1,122	124
Investment fee income	81	5	249	83
(Loss) gain on disposal of premises *	(20)	-	(27)	52
Loss on sale of securities *	-	(8)	-	(8)
Net marketable equity security gains *	6	60	215	57
Earnings on bank owned life insurance *	164	130	482	256
Bargain purchase gain *	-	17,827	-	17,827
Other *	103	167	273	287

Total Noninterest Income	$1,719	$19,032	$5,166	$20,145

* Not within the scope of ASC 606

Steele Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

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

The Bancorp is a bank holding company that, through its sole subsidiary Central Penn Bank & Trust (the "Bank”), (collectively, the "Company"), provides full-service banking to individual, municipality and corporate customers. The Bank operates twelve offices spanning the counties of Union, Snyder, Northumberland and Centre in Northcentral Pennsylvania. Gathering deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and include various types of checking accounts, statement savings, money market accounts, interest checking accounts, individual retirement accounts, and certificates of deposit. Milestone Insurance Services, LLC ("Milestone") was formed in 2003 and is a wholly owned subsidiary of the Bank. Milestone is licensed to sell title insurance. The Company is supervised by the Board of Governors of the Federal Reserve System while the Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities.

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

Cautionary Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward -looking statements are not statements of current or historical fact and involve substantial risks and uncertainties. Words such as “anticipates,” “believes,” "estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should” and other similar expressions can be used to identify forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Among the risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements include, but are not limited to the following: costs or difficulties associated with newly developed or acquired operations; changes in consumer demand for financial services; our ability to control costs and expenses; adverse developments in borrower industries and, in particular, declines in real estate values; changes in and compliance with federal and state laws that regulate our business and capital levels; our ability to raise capital as needed; and the other factors discussed in other reports the Company may file with the U.S. Securities and Exchange Commission (the “SEC”) . We do not undertake and specifically disclaim any obligation to publicly revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law. Accordingly, readers should not place undue reliance on forward-looking statements.

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

Merger with Northumberland Bancorp

The Company's merger with Northumberland Bancorp ("NUBC") was completed on August 1, 2025. NUBC was a Pennsylvania corporation that conducted its business primarily through its wholly owned subsidiary The Northumberland National Bank, which operated from a main office in Northumberland, Pennsylvania, and had six branches throughout Central Pennsylvania. NUBC's results are included in our financial statements from the acquisition date forward, impacting comparisons to the prior year first quarter, second quarter and third quarter.

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

Performance Summary

The following table presents the Company's key ratios and other performance data quarter-to-date as of the periods indicated.

($ in thousands, except per share data)	September 30, 2026	December 31, 2025	September 30, 2025

Operating Highlights:
Net income	$5,462	$5,585	$13,677
Provision for credit losses	633	801	4,228
Bargain purchase gain	-	477	17,827
Noninterest income	1,719	2,476	19,032
Noninterest expense	8,122	8,516	10,886

Balance Sheet Highlights:
Total assets	$1,275,233	$1,261,457	$1,253,576
Loans, net	900,785	908,267	891,098
Core deposit intangible, net	11,596	13,551	14,218
Total deposits
Noninterest-bearing	142,010	221,306	214,926

Savings	171,805	164,133	164,047
NOW	357,376	268,818	265,547
Money Market	109,736	107,050	108,157
Time Deposits	342,393	349,467	353,253
Total interest-bearing deposits	981,310	889,468	891,004

Core deposits (1)	780,927	761,307	752,677

Net Interest Margin (GAAP & Non-GAAP)
Net interest income (GAAP)	$13,626	$12,254	$9,864
Tax equivalent adjustment	204	231	180
Net interest income (fully taxable equivalent) (Non-GAAP)	13,830	12,485	10,044

Annualized fully tax-equivalent net interest margin (Non-GAAP)	4.53%	4.32%	3.97%
Annualized net interest margin (GAAP)	4.46%	4.24%	3.69%

Selected Ratios:
Annualized return on average assets	1.69%	1.77%	3.07%
Annualized return on average equity	17.15%	18.60%	32.66%

Capital Ratios - Central Penn Bank & Trust:
Leverage ratio	9.47%	8.56%	9.93%

Per Share Data:
Earnings per share	$1.60	$1.64	$4.77
Dividend declared per share	-	0.75	-
Book Value	37.20	34.77	40.08
Common stock price:
Last trade	46.71	28.55	25.83
Weighted average common shares	3,405,061	3,405,061	2,867,124

Allowance for Loan Credit Losses on Loans:
Beginning balance	$9,934	$9,512	$4,636
Merger adjustments	-	-	725
Provision for credit losses	625	361	4,228
Charge-Offs	(134)	-	(81)
Recoveries	6	31	4
Ending balance	$10,431	$9,904	$9,512

(1) Core deposits are defined as total deposits less time deposits.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total assets at September 30, 2026, were $1.28 billion, an increase of $13.78 million, or 1.1 percent from $1.26 billion at December 31, 2025.  The increase in total assets was primarily due to an increase in cash and cash equivalents of $19.64 million, an increase of $4.92 million in debt securities available for sale, offset by a decrease of $6.96 million in loans.

Total average assets increased 2.26 percent from $1.25 billion at December 31, 2025 to $1.28 billion at September 30, 2026.  Average earning assets were $1.15 billion at December 31, 2025 and $1.21 billion at September 30, 2026. Average interest-bearing liabilities were $895.90 million at December 31, 2025 and $955.58 million at September 30, 2026.

Cash and cash equivalents increased $19.64 million or 40.1 percent from $49.01 million at December 31, 2025 to $68.65 million at September 30, 2026. The increase is primarily related to increased interest-bearing demand deposits and increased federal funds sold due to large loan payoffs.

Loans decreased $6.96 million to $911.22 million at September 30, 2026 from $918.17 million at December 31, 2025. The decrease is due to lack of loan growth and large loan payoffs.

Interest bearing deposits increased  $91.84 million to $981.31 million at September 30, 2026 from $889.47 million at December 31, 2025. Noninterest-bearing deposits decreased 35.8 percent, or $79.30 million from $221.31 million at December 31, 2025 to $142.01 million at September 30, 2026. Management elected to modify approximately $81.27 million of demand deposit account structures during the core system conversion in the third quarter of 2026 for legacy NUBC customers from noninterest-bearing to interest bearing through a tiered balance system, thus causing the significant decrease in noninterest-bearing deposits.  Total deposits increased $12.55 million to $1.12 billion at September 30, 2026 from $1.11 billion at December 31, 2025.

Total stockholders' equity increased by $8.28 million, or 7.0 percent, from $118.40 million at December 31, 2025, to $126.68 million at September 30, 2026. Accumulated other comprehensive loss increased from $1.14 million as of December 31, 2025 to $5.87 million as of September 30, 2026.

The loan-to-deposit ratio is a key measurement of liquidity and lending efficiency. Our loan-to-deposit ratio was 81.1% as of September 30, 2026 compared to 82.7% at December 31, 2025. The Company continues to have an optimal loan-to-deposit ratio, which indicates profitability and liquidity are balanced, the Company is able to earn interest on loans while maintaining sufficient funds to meet withdrawal demands.

Management believes that the asset/liability mix and the interest rate risk associated with the balance sheet are within manageable parameters. Constant monitoring using asset/liability reports and interest rate risk scenarios are in place along with quarterly asset/liability management meetings on the committee level by the Company’s Board of Directors.

Investment Securities

Debt Securities – Available for Sale

Debt securities available-for-sale increased by $4.92 million to $225.73 million at September 30, 2026 from $220.81 million at December 31, 2025. Within the portfolio U.S. treasury securities increased by $1.23 million, U.S. government agencies decreased $8.78 million, U.S. government sponsored enterprise mortgage-backed securities increased $22.57 million, tax exempt state and municipal bonds decreased $6.56 million, and taxable state and municipal securities decreased $2.58 million. Gross unrealized losses increased from $2.96 million as of December 31, 2025 to $7.57 million as of September 30, 2026. The fair value of these securities was influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for the various types of agency debt.

Loans

Gross loans receivable decreased $6.80 million from $919.24 million at December 31, 2025 to $912.44 million at September 30, 2026.  Gross loans decreased primarily due to large loan payoffs.  Commercial mortgages increased $10.74 million and other construction and land development loans decreased $20.34 million due to construction phases ending and loans converting to commercial mortgages.  The percentage change and distribution of the loan portfolio is shown in the table below:

($ In Thousands)			Change
	2026	2025	Amount	%
Commercial	$148,778	$162,775	$(13,997)	(8.6)%
Commercial real estate:
Commercial mortgages	237,201	226,465	10,736	4.7
Other construction and land development loans	17,758	38,102	(20,344)	(53.4)
Secured by farmland	87,310	90,177	(2,867)	(3.2)
Residential mortgage:
Multifamily	17,686	13,858	3,828	27.6
1-4 family residential mortgages	342,850	339,000	3,850	1.1
Construction	11,502	3,600	7,902	219.5
Home Equity	39,101	32,745	6,356	19.4
Consumer	10,255	12,515	(2,260)	(18.1)
Gross loans	$912,441	$919,237	$(6,796)	(0.7)%

Allowance for Credit Losses on Loans ("ACLL")

The allowance for credit losses was $10.43 million at September 30, 2026, compared to $9.90 million at December 31, 2025. This allowance equaled 1.14 and 1.08 percent of total loans, net of unearned income, as of September 30, 2026 and December 31, 2025, respectively. The Company recorded a provision for credit losses of $633 thousand for the three months ended September 30, 2026. The Company recorded a provision for credit losses of $618 thousand for the nine months ended September 30, 2026. The credit loss reserve is analyzed quarterly and reviewed by the Company’s Board of Directors. No concentration or pledged collateral was evident. Regular loan meetings with the Company’s Board of Directors are held to review new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for credit losses was considered adequate based on delinquency trends and actual loans written off as it relates to the loan portfolio.

Individually Evaluated Loans

Individually evaluated loans were $11.01 million as of September 30, 2026, an increase from $6.83 million as of December 31, 2025.  As of September 30, 2026, there was a required reserve of $1.10 million for individually evaluated loans, as compared to the reserve of $615 thousand at December 31, 2025.  Please see Note 5 within the Company’s Notes to the Consolidated Financial Statements for more information regarding the Company’s loan portfolio as of September 30, 2026 and December 31, 2025.

Collectively Evaluated Loans

Collectively evaluated loans totaled $901.43 million, with an ACL of $9.33 million as of September 30, 2026 and $912.41 million with an ACL of $9.29 million as of December 31, 2025.

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

The allowance for collectively evaluated loans increased $38 thousand when compared to December 31, 2025 primarily due to an update in the years captured in the loss driver analysis used when calculating the sum of expected losses, offset by a decrease in pooled loan balances.

Conclusion

Based upon the calculation, management’s current judgements about the credit quality of the loan portfolio, and after considering all known relevant internal and external factors that affect loan collectability, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of September 30, 2026 and December 31, 2025.

Deposits

The average balance and average rate paid on deposits year-to-date for the periods ending September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026		December 31, 2025		Change
	Average	Average	Average	Average	Amount	%
($ In Thousands)	Balance	Rate	Balance	Rate
Non-interest bearing	$209,729	—%	$141,121	—%	$68,608	48.6%
Savings	167,918	0.21	106,177	0.19	61,741	58.1
Now deposits	280,536	1.78	220,181	1.83	60,355	27.4
Money market deposits	112,012	1.12	64,636	1.16	47,376	73.3
Time deposits	349,721	3.52	224,389	3.91	125,332	55.9
Total deposits	$1,119,916	2.08%	$756,504	2.23%	$363,412	48.0%

Borrowed Funds

The average balance of borrowed funds decreased $15.46 million to $15.51 million as of September 30, 2026 from $30.96 million as of December 31, 2025 due primarily to the following:

●	Federal Home Loan Bank Advances average balance decreased $20.34 million to $4.77 million in 2026 from $25.12 million in 2025 due to borrowing payoffs post-merger.
●	Senior Secured Debt average balance increased $3.28 million in 2026 due to a new debt issuance of $7.5 million on June 26, 2026.
●	Subordinated Debt average balance increased $1.43 million to $5.61 million in 2026 from $4.18 million in 2025.

Total borrowed funds consisted of the following year-to-date at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Ending	Average	Average
($ In Thousands)	Balance	Balance	Rate
Securities sold under agreements to repurchase	$1,446	$1,838	3.71%
Federal funds purchased	-	8	0.00%
Federal Home Loan Bank Advances	4,500	4,777	3.64%
Senior Secured Debt	7,374	3,278	6.00%
Subordinated Debt	-	5,606	4.50%
Total Borrowed Funds	$13,320	$15,507	4.54%

	December 31, 2025
	Ending	Average	Average
($ In Thousands)	Balance	Balance	Rate
Securities sold under agreements to repurchase	$1,589	$1,653	4.42%
Federal funds purchased	-	14	7.14%
Federal Home Loan Bank Advances	5,500	25,117	4.58%
Subordinated Debt	9,892	4,178	4.50%
Total Borrowed Funds	$16,981	$30,962	4.56%

See Note 7 within the Company’s Notes to the Consolidated Financial Statements for more information regarding the Company’s borrowed funds as of September 30, 2026 and December 31, 2025.

Stockholders’ Equity and Capital Adequacy

Details concerning capital ratios at September 30, 2026 and December 31, 2025 are presented in Note 9, “Regulatory Matters,” to the consolidated financial statements for the three and nine months ended September 30, 2026 and year ended December 31, 2025 included elsewhere in this document. The Company meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Management believes, as of September 30, 2026, that the Bank met all capital adequacy requirements to which it was subject.

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

The Bank’s total Tier 1 Capital increased $13.89 million to $119.93 million at September 30, 2026 from $106.05 million at December 31, 2025. The Bank’s resulting Tier 1 Leverage Ratio increased to 9.47% at September 30, 2026 from 8.56% at December 31, 2025.

Comparison of Earnings for the Three and Nine Months Ended September 30, 2026 and 2025

General: The 2026 results reflect the post-merger Company, while the comparative 2025 periods reflect the merger on August 1, 2025 and include one time income and expense amounts attributable to the merger.  Accordingly, the year-over-year results are not directly comparable.  Net income was $5.46 million for the three months ended September 30, 2026, or $1.60 per share, a decrease of $8.22 million, or 60.1 percent, compared to net income of $13.68 million, or $4.77 per share, for the three months ended September 30, 2025. Net income was $15.60 million for the nine months ended September 30, 2026, or $4.58 per share, a decrease of $1.71 million, or 9.9 percent, compared to net income of $17.30 million, or $7.87 per share, for the nine months ended September 30, 2025.

Interest Income: Interest income increased $4.03 million, or 27.9 percent, to $18.45 million for the three months ended September 30, 2026, compared with $14.42 million for the three months ended September 30, 2025. Interest income increased $23.65 million, or 80.1 percent, to $53.17 million for the nine months ended September 30, 2026, compared with $29.53 million for the nine months ended September 30, 2025. The increase is primarily due to higher interest and fees on loans and interest on taxable securities as result of the merger with NUBC.

The following tables illustrate the changes in interest income for the three and nine months ended September 30, 2026 and 2025:

($ In Thousands)	Three Months Ended
	September 30, 2026		September 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Interest and fees on loans	$15,864	86.0%	$12,232	84.8%	$3,632	29.7%
Interest-bearing deposits in banks and time deposits	319	1.7	316	2.2	3	0.9
Federal funds sold	87	0.5	45	0.3	42	93.3
Securities:
Taxable	1,482	8.0	1,224	8.5	258	21.1
Tax-exempt	587	3.2	501	3.5	86	17.2
Dividends	109	0.6	101	0.7	8	7.9
Total Interest and Dividend Income	$18,448	100.0%	$14,419	100.0%	$4,029	27.9%

($ In Thousands)	Nine Months Ended
	September 30, 2026		September 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Interest and fees on loans	$45,532	85.6%	$25,372	85.9%	$20,160	79.5%
Interest-bearing deposits in banks and time deposits	1,039	2.0	553	1.9	486	87.9
Federal funds sold	205	0.4	55	0.2	150	272.7
Securities:
Taxable	4,259	8.0	2,244	7.6	2,015	89.8
Tax-exempt	1,771	3.3	1,089	3.7	682	62.6
Dividends	367	0.7	215	0.7	152	70.7
Total Interest and Dividend Income	$53,173	100.0%	$29,528	100.0%	$23,645	80.1%

Interest Expense: Interest expense increased by $267 thousand or 5.9 percent to $4.82 million for the three months ended September 30, 2026, compared to $4.56 million for the three months ended September 30, 2025. Interest expense increased by $4.74 million or 47.7 percent to $14.67 million for the nine months ended September 30, 2026 compared to $9.94 million for the nine months ended September 30, 2025. The increase in interest expense for the three and nine months ended September 30, 2026 when compared to the same periods of 2025 is primarily due to an increase in expense on deposits due to higher balances and a rising rate environment and the merger with NUBC.

The following tables illustrate the changes in interest expense for the three and nine months ended September 30, 2026 and 2025:

($ In Thousands)	Three Months Ended
	September 30, 2026		September 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Deposits	$4,664	96.7%	$4,222	92.7%	$442	10.5%
Federal Home Loan Bank advances	42	0.9	258	5.7	(216)	(83.7)
Subordinated debt	-	-	75	1.6	(75)	(100.0)
Senior secured debt	116	2.4	-	-	116	100.0
Total Interest Expense	$4,822	100.0%	$4,555	100.0%	$267	5.9%

($ In Thousands)	Nine Months Ended
	September 30, 2026		September 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Deposits	$14,197	96.8%	$8,781	88.4%	$5,416	61.7%
Federal Home Loan Bank advances	130	0.9	1,078	10.8	(948)	(87.9)
Subordinated debt	225	1.5	76	0.8	149	2.0
Senior secured debt	121	0.8	-	0.0	121	100.0
Total Interest Expense	$14,673	100.0%	$9,935	100.0%	$4,738	47.7%

Net Interest Income: Net interest income before provision for credit losses increased by $3.76 million, or 38.1 percent, to $13.63 million for the three months ended September 30, 2026, compared to $9.86 million for the three months ended September 30, 2025. Net interest income before provision for credit losses increased by $18.91 million, or 96.5 percent, to $38.50 million for the nine months ended September 30, 2026, compared to $19.59 million for the nine months ended September 30, 2025.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

Three Months Ended September 30,

($ In Thousands)	For the Three Months Ended September 30,
	2026			2025
	(1)			(1)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS :
Tax-exempt loans	$28,518	$222	3.09%	$30,166	$222	2.92%
All other loans	900,391	15,690	6.91%	735,825	12,059	6.50%
Total loans (2)(3)(4)	928,909	15,912	6.80%	765,991	12,281	6.36%
Taxable securities	143,115	1,482	4.11%	114,730	1,224	4.23%
Tax-exempt securities (3)	81,725	743	3.61%	77,613	635	3.25%
Other securities (7)	9,227	109	4.69%	5,112	101	7.84%
Total securities	234,067	2,334	3.96%	197,455	1,960	3.94%
Federal funds sold	9,752	87	3.54%	3,994	45	4.47%
Interest-bearing deposits	38,520	319	3.29%	35,422	316	3.54%
Total interest-earning assets	1,211,248	18,652	6.11%	1,002,862	14,602	5.78%
Other assets	69,313			43,191
TOTAL ASSETS	$1,280,561			$1,046,053
LIABILITIES :
Savings	$173,029	107	0.25%	$132,720	61	0.18%
NOW deposits	308,448	1,246	1.60%	237,738	1,103	1.84%
Money market deposits	113,512	308	1.08%	83,388	242	1.15%
Time deposits	347,244	2,990	3.42%	282,205	2,800	3.94%
Total deposits	942,233	4,651	1.96%	736,051	4,206	2.27%
Securities sold under repurchase agreement	1,471	13	3.51%	1,411	16	4.50%
Fed Funds purchased	-	-	0.00%	2	-	0.00%
Federal Home Loan Bank advances	4,500	42	3.70%	20,345	258	5.03%
Senior secured debt (8)	7,375	116	6.00%	-	-	0.00%
Subordinated debt	-	-	0.00%	6,667	75	4.46%
Total borrowings	13,346	171	5.08%	28,425	349	4.87%
Total interest-bearing liabilities	955,579	4,822	2.00%	764,476	4,555	2.36%
Demand deposits	184,191			176,336
Other liabilities	14,423			8,940
Stockholders’ equity	126,368			96,301
TOTAL LIABILITIES AND STOCKHOLDERS ‘ EQUITY	$1,280,561			$1,046,053
Interest rate spread (6)			4.11%			3.42%
Net interest income/margin (5)		$13,830	4.53%		$10,047	3.97%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2026 and 2025.
(4)	Nonaccrual loans have been included with loans for the purpose of analysis. Nonaccrual loans totaled $7.22 million and $1.59 million as of September 30, 2026 and 2025, respectively.
(5)	Net interest margin (Non-GAAP) is computed by dividing tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Average balance includes restricted investments in bank stock and money market funds.
(8)	The fixed interest rate of 6.00% for senior secured debt is used in lieu of average rate due to interest expense including other expenses such as issuance costs.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

Nine Months Ended September 30,

($ In Thousands)	For the Nine Months Ended September 30,
	2026			2025
	(1)			(1)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS :
Tax-exempt loans	$32,380	$786	3.25%	$21,626	$476	2.94%
All other loans	889,920	44,912	6.75%	534,859	25,000	6.25%
Total loans (2)(3)(4)	922,300	45,698	6.62%	556,485	25,476	6.12%
Taxable securities	138,554	4,259	4.11%	78,731	2,244	3.81%
Tax-exempt securities (3)	83,439	2,242	3.59%	62,463	1,378	2.95%
Other securities (7)	10,262	367	4.78%	4,638	215	6.20%
Total securities	232,255	6,868	3.95%	145,832	3,837	3.52%
Federal funds sold	7,702	205	3.56%	1,691	55	4.35%
Interest-bearing deposits	40,698	1,039	3.41%	19,846	553	3.73%
Total interest-earning assets	1,202,955	53,810	5.98%	723,854	29,921	5.53%
Other assets	70,829			29,332
TOTAL ASSETS	$1,273,784			$753,186
LIABILITIES :
Savings	$167,918	268	0.21%	$88,843	129	0.19%
Now deposits	280,536	3,734	1.78%	204,564	2,750	1.80%
Money market deposits	112,012	942	1.12%	50,298	439	1.17%
Time deposits	349,721	9,202	3.52%	182,327	5,411	3.97%
Total deposits	910,187	14,146	2.08%	526,032	8,729	2.22%
Securities sold under repurchase agreement	1,838	51	3.71%	1,530	52	4.54%
Fed Funds purchased	8	-	0.00%	19	1	7.04%
Federal Home Loan Bank advances	4,777	130	3.64%	31,089	1,078	4.64%
Senior secured debt (8)	3,278	121	6.00%	-	-	0.00%
Subordinated debt (8)	5,606	225	4.50%	2,222	75	4.51%
Total borrowings	15,507	527	4.54%	34,860	1,206	4.63%
Total interest-bearing liabilities	925,694	14,673	2.12%	560,892	9,935	2.37%
Demand deposits	209,729			113,693
Other liabilities	14,808			7,768
Stockholders’ equity	123,553			70,833
TOTAL LIABILITIES AND STOCKHOLDERS ‘ EQUITY	$1,273,784			$753,186
Interest rate spread (6)			3.86%			3.16%
Net interest income/margin (5)		$39,137	4.35%		$19,986	3.69%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2026 and 2025.
(4)	Nonaccrual loans have been included with loans for the purpose of analysis. Nonaccrual loans totaled $7.22 million and $1.59 million as of September 30, 2026 and 2025, respectively.
(5)	Net interest margin (Non-GAAP) is computed by dividing tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Average balance includes restricted investments in bank stock and money market funds.
(8)	The fixed interest rate of 4.50% for subordinated debt and 6.00% for senior secured debt is used in lieu of the average rate due to interest expense including other expenses such as amortization expense of fair value adjustments and issuance costs.

Reconcilement of Taxable Equivalent Net Interest Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ In Thousands)	2026	2025	2026	2025
Total interest income (GAAP)	$18,448	$14,419	$53,173	$29,528
Total interest expense (GAAP)	4,822	4,555	14,673	9,935
Net interest income (GAAP)	13,626	9,864	38,500	19,593
Tax equivalent adjustment	204	183	637	393
Net interest income (fully taxable equivalent) (Non-GAAP)	$13,830	$10,047	$39,137	$19,986

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income on a tax equivalent basis, the tables below reflects these changes for September 30, 2026 versus 2025:

($ In Thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026 vs 2025			2026 vs 2025
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(12)	$12	$-	$249	$61	$310
Loans	2,782	849	3,631	17,259	2,653	19,912
Taxable investment securities	298	(40)	258	1,772	243	2,015
Tax-exempt investment securities	36	72	108	513	351	864
Other securities	65	(57)	8	231	(79)	152
Federal funds sold	58	(16)	42	178	(28)	150
Interest bearing deposits	26	(23)	3	557	(71)	486
Total interest-earning assets	3,253	797	4,050	20,759	3,130	23,889
Interest expense:
Savings	22	24	46	118	21	139
NOW deposits	307	(164)	143	1,019	(35)	984
Money market deposits	85	(19)	66	530	(27)	503
Time deposits	603	(413)	190	4,689	(898)	3,791
Securities sold under repurchase agreements	1	(4)	(3)	9	(10)	(1)
Federal funds purchased	-	-	-	-	(1)	(1)
Federal Home Loan Bank advances	(174)	(42)	(216)	(814)	(134)	(948)
Senior secured debt	58	58	116	61	60	121
Subordinated debt	(92)	17	(75)	75	75	150
Total interest-bearing liabilities	810	(543)	267	5,687	(949)	4,738
Change in net interest income (fully taxable equivalent)	$2,443	$1,340	$3,783	$15,072	$4,079	$19,151

Provision for (Recovery of) Credit Losses: During the third quarter of 2026, the Company recorded a $625 thousand provision for the allowance for credit losses for loans. The Company recorded a provision for credit losses for off balance sheet credit exposures of $8 thousand for the three months ended September 30, 2026.  As of the three months ended September 30, 2025 the Company recorded a $4.23 million provision for credit losses for loans. The Company recorded a provision for credit losses for loans of $703 thousand and a recovery of credit losses for off balance sheet credit exposures of $85 thousand for the nine months ended September 30, 2026, as compared to the $4.49 million provision for loan credit losses for loans and $100 thousand recovery of credit losses for off balance sheet credit exposures recorded for the nine months ended September 30, 2025.  Included in the provision for credit losses during the three and nine months ended September 30, 2025 was a one-time $4.0 million provision for credit losses on loans for acquired non-PCD loans recorded for the merger with NUBC.

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

See Note 5 within the Company’s Notes to the Consolidated Financial Statements for more information regarding the Company’s provision for (recovery of) credit losses as of September 30, 2026.

Noninterest Income for the Three Months Ended: Noninterest income decreased by $17.31 million, or 91.0%, to $1.72 million for the three months ended September 30, 2026, from the $19.03 million recognized during the same period of 2025. Service charges on deposit accounts increased by $101 thousand to $326 thousand for the three months ended September 30, 2026, compared to $225 thousand recognized during the same period of 2025. ATM fees and debit card income increased by $99 thousand and trust fee income increased by $262 thousand to $386 thousand for the three months ended September 30, 2026 from $124 thousand for the three months ended September 30, 2025.  For the three months ended September 30, 2025 a bargain purchase gain of $17.83 million was recognized in association with the merger with NUBC. Net marketable equity security gains decreased by $54 thousand for the three months ended September 30, 2026, from the $60 thousand gain recognized during the same period of 2025 due to a decrease in market value in the third quarter of 2026.

($ In Thousands)	Three Months Ended
	September 30, 2026		September 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges on deposit accounts	$326	19.0%	$225	1.2%	$101	44.9%
ATM fees and debit card income	467	27.2	368	1.9	99	26.9
Mortgage banking revenue	206	12.0	134	0.7	72	53.7
Trust income	386	22.5	124	0.6	262	211.3
Investment fee income	81	4.7	5	0.0	76	1,520.0
(Loss) gain on disposal of premises	(20)	(1.2)	-	-	(20)	100.0
Loss on sale of securities	-	0.0	(8)	(0.0)	8	(100.0)
Net marketable equity security gains	6	0.3	60	0.3	(54)	(90.0)
Earnings on bank owned life insurance	164	9.5	130	0.7	34	26.2
Bargain purchase gain	-	0.0	17,827	93.7	(17,827)	(100.0)
Other	103	6.0	167	0.9	(64)	(38.3)
Total non-interest income	$1,719	100.0%	$19,032	100.0%	$(17,313)	(91.0)%

Noninterest Income for the Nine Months Ended: Noninterest income decreased by $14.98 million, or 74.4%, to $5.17 million for the nine months ended September 30, 2026, from the $20.15 million recognized during the same period of 2025. Service charges on deposit accounts increased by $389 thousand to $875 thousand for the nine months ended September 30, 2026 compared to $486 thousand recognized during the same period of 2025. ATM fees and debit card income increased by $657 thousand and trust fee income increased by $998 thousand when compared to September 30, 2025. Both increases are the direct result of the merger with NUBC. A bargain purchase gain of $17.83 million was recognized in the third quarter of 2025 in association with the merger with NUBC.  Net marketable equity security gains increased by $158 thousand for the nine months ended September 30, 2026, as compared to the $57 thousand gain recognized during the same period of 2025 due to an increase in market value in 2026.

($ In Thousands)	Nine Months Ended
	September 30, 2026		September 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges on deposit accounts	$875	16.9%	$486	2.4%	$389	80.0%
ATM fees and debit card income	1,395	27.0	738	3.7	657	89.0
Mortgage banking revenue	582	11.3	243	1.2	339	139.5
Trust income	1,122	21.7	124	0.6	998	804.8
Investment fee income	249	4.8	83	0.4	166	200.0
(Loss) gain on disposal of premises	(27)	(0.5)	52	0.2	(79)	(151.9)
Loss on sale of securities	-	0.0	(8)	(0.0)	8	(100.0)
Net marketable equity security gains	215	4.2	57	0.3	158	277.2
Earnings on bank owned life insurance	482	9.3	256	1.3	226	88.3
Bargain purchase gain	-	0.0	17,827	88.5	(17,827)	(100.0)
Other	273	5.3	287	1.4	(14)	(4.9)
Total non-interest income	$5,166	100.0%	$20,145	100.0%	$(14,979)	(74.4)%

Noninterest Expense for the Three Months Ended: Noninterest expenses decreased by $2.76 million or 25.4 percent, from $10.89 million for the three months ended September 30, 2025, to $8.12 million for the three months ended September 30, 2026. The decrease was primarily due to the $3.87 million of merger expenses recognized for the three months ended September 30, 2025 for which there was no comparable expense in 2026. The decrease was offset by a $127 thousand increase in salaries and employee benefit expenses, an increase in amortization of core deposit intangible of $178 thousand, a $144 thousand increase in net occupancy and equipment expense and a $410 thousand increase in data processing fees.

($ In Thousands)	Three Months Ended
	September 30, 2026		September 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,437	54.6%	$4,310	39.6%	$127	2.9%
Net occupancy and equipment expense	586	7.2	442	4.1	144	32.6
Amortization of core deposit intangible	622	7.7	444	4.1	178	40.1
Data processing fees	662	8.2	252	2.3	410	162.7
Pennsylvania shares tax	237	2.9	108	1.0	129	119.4
Professional fees	100	1.2	112	0.9	(12)	(10.7)
Advertising expense	148	1.8	67	0.6	81	120.9
FDIC deposit insurance	150	1.8	127	1.2	23	18.1
Other real estate owned expense (income), net	32	0.4	(24)	(0.2)	56	(233.3)
Merger-related expenses	-	-	3,873	35.6	(3,873)	(100.0)
ATM expense	218	2.7	187	1.7	31	16.6
Other	930	11.5	988	9.1	(58)	(5.9)
Total non-interest expense	$8,122	100.0%	$10,886	100.0%	$(2,764)	(25.4)%

Noninterest Expense for the Nine Months Ended: Noninterest expenses increased $6.99 million or 40.8 percent, from $17.11 million for the nine months ended September 30, 2025, to $24.10 million for the nine months ended September 30, 2026. The increase was largely due to an increase of $5.35 million in salaries and employee benefit expenses due to the merger with NUBC, an increase in amortization of core deposit intangible of $1.51 million, a $793 thousand increase in net occupancy and equipment expense, a $973 thousand increase in data processing fees and by a $1.11 million increase in other expenses, including but not limited to amortization expense of acquired assets and liabilities and software expense due to increased utilization and volume due to the merger. The increases in noninterest expenses for the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025 were offset by $4.12 million of merger expenses recognized in 2025 for which there was no comparable expense in 2026.

($ In Thousands)	Nine Months Ended
	September 30, 2026		September 30, 2025		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$13,345	55.4%	$7,997	46.7%	$5,348	66.9%
Net occupancy and equipment expense	1,833	7.6	1,040	6.1	793	76.3
Amortization of core deposit intangible	1,955	8.1	444	2.6	1,511	340.3
Data processing fees	1,571	6.5	598	3.4	973	162.7
Pennsylvania shares tax	714	3.0	332	1.9	382	115.1
Professional fees	441	1.8	191	1.1	250	130.9
Advertising expense	274	1.1	141	0.8	133	94.3
FDIC deposit insurance	469	1.9	263	1.5	206	78.3
Other real estate owned expense (income), net	(2)	(0.0)	(14)	(0.1)	12	(85.7)
Merger-related expenses	-	-	4,120	24.1	(4,120)	(100.0)
ATM expense	730	3.0	337	2.0	393	116.6
Other	2,770	11.5	1,664	9.7	1,106	66.5
Total non-interest expense	$24,100	100.0%	$17,113	100.0%	$6,987	40.8%

Provision for Income Taxes: The Company recorded an income tax provision of $1.13 million in the third quarter of 2026, an increase of $1.02 million, or 974.3 percent, compared to $105 thousand in the third quarter of 2025.  The Company recorded income tax provision of $3.35 million for the nine months ended September 30, 2026, an increase of $2.42 million, or 259.5 percent, compared to $932 thousand for the nine months ended September 30, 2025. The increase in income tax provision for the three and nine months ended September 30, 2026 when compared to the same periods in 2025 is due to non-taxable income and nondeductible merger expenses recorded in the third quarter of 2025.  Included in non-interest income for 2025 is the bargain purchase gain of $17.83 million, which is non-taxable as result of the tax-free exchange associated with the merger with NUBC.  The Company's effective tax rate increased to 17.1% and 17.7% for the three and nine months ended September 30, 2026, compared to 0.8% and 5.1% for the three and nine months ended September 30, 2025.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and saving withdrawals.  While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At September 30, 2026, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $498.26 million.

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

	Changes in Projected Net Interest Income
	as of September 30,
Rate Shift (basis points)	2026	2025
400	-1.68%	-4.85%
300	-0.76%	-3.30%
200	0.06%	-1.77%
100	46.00%	-0.62%
(-)100	-23.00%	1.05%
(-)200	-3.43%	-0.31%
(-)300	-8.79%	-3.73%
(-)400	-11.39%	-4.54%

Results of the net interest income simulation indicate that the Company is liability sensitive as of September 30, 2026 and September 30, 2025. The simulation process requires certain estimates and assumptions including, but not limited to, asset growth, the mix of assets and liabilities, the interest rate environment and local and national economic conditions. Asset growth and the mix of assets can, to a degree, be influenced by management. Other areas, such as the interest rate environment and economic factors, cannot be controlled. In addition, competitive pressures can make it difficult to price deposits and loans in a manner that optimally minimizes interest rate risk. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes; changes in market conditions and customer behavior; and changes in management strategies.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2026, as required by paragraph (d) Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

At September 30, 2026, the Company was not involved in any legal proceedings other than routine legal proceedings in the ordinary course of business, which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by government authorities.

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors as discussed in its Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) There was no information the Company was required to disclose in a report on Form 8-K during the fiscal quarter ended  September 30, 2026 that was not disclosed.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the fiscal quarter ended September 30, 2026.

(c) During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE BANCORP, INC.

Date: November 12, 2026	By:	/s/ Jeffrey J. Kapsar
Jeffrey J. Kapsar, President and Chief Executive Officer

	By:	/s/ Thomas C. Graver, Jr.
Thomas C. Graver, Jr. Senior Executive Vice President and Chief Financial Officer